Form 10QSB
period 2001-12-31
GEOCOM RESOURCES INC
filed 2002-02-21
CIK 1141787

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended December 31, 2001

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from [  ] to [  ]

Commission file number 333-62484

GEOCOM RESOURCES INC.
(Exact name of small business issuer specified in its charter)
NEVADA	98-0349734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1030 WEST GEORGIA STREET, VANCOUVER, BRITISH COLUMBIA, CANADA V6E 2Y3
(Address of Principal Executive Offices)
(604) 662-7900
Issuer's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report

Check whether the issuer:

    filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
    has been subject to such filing requirements for the past 90 days. Yes  [ X ]    No  [ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2001 there were 5,000,000 common shares outstanding.

Item 1. Financial Statements - December 31, 2001

GEOCOM RESOURCES INC.
(formerly Commerce Direct Inc.)
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in U.S. dollars)
		December 31, 2001	June 30, 2001
		(unaudited)

ASSETS

Current
Cash		$ 148	$ 1,713

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities		$ 2,100	$ 4,231
Notes payable (Note 6)		176,986	72,060
Due to related parties (Note 7)		35,142	24,070

		214,228	100,361

Stockholders' deficiency
Capital stock (Note 8)
Authorized
100,000,000	common shares with a par value of $0.00001

Issued and outstanding
5,000,000	common shares with a par value of $0.00001	50	50
Additional paid in capital		277,450	277,450
Deficit accumulated during the exploration stage		(491,580)	(376,148)

		(214,080)	(98,648)

Total liabilities and stockholders' deficiency		$ 148	$ 1,713

Organization of the Company (Note 1)

Subsequent event (Note 10)

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES INC.
(formerly Commerce Direct Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

	Cumulative Amounts From Date of Incorporation on June 19, 2000 to December 31, 2001	Three Month Period Ended December 31, 2001	Three Month Period Ended December 31, 2000	Six Month Period Ended December 31, 2001	Six Month Period Ended December 31, 2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

EXPENSES
Accounting fees	$ 4,000	$ 1,000	$ -	$ 2,000	$ -
Acquisition of oil and gas working interest	72,060	-	-	-	-
Consulting fees	20,000	-	-	-	-
Executive compensation	275,000	-	-	-	-
Exploration expenditures	102,366	102,366	-	102,366	-
Filing fees	235	-	-	-	-
Interest expense	4,824	2,835	-	4,636	-
Legal fees	6,641	2,374	-	3,656	-
Office and miscellaneous	1,299	222	-	584	-
Rent	3,500	1,050	-	2,100	-
Transfer agent fees	1,655	-	-	90	-

Loss for the period	$ (491,580)	$ (109,847)	$ -	$ (115,432)	$ -

Basic and diluted loss per common share		$ (0.02)	$ -	$ (0.02)	$ -

Weighted average number of common shares outstanding		5,000,000	-	5,000,000	-

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES INC.
(formerly Commerce Direct Inc.)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Expressed in U.S. dollars)

	Common Stock		Additional	Deficit Accumulated During the	Total
	Shares	Amount	Paid in Capital	Exploration Stage	Stockholders' Deficiency

Balance, June 30, 2000	-	$ -	$ -	$ -	$ -

Capital stock issued for cash	2,500,000	25	2,475	-	2,500

Capital stock issued for services	2,500,000	25	274,975	-	275,000

Loss for the year	-	-	-	(376,148)	(376,148)

Balance, June 30, 2001	5,000,000	50	277,450	(376,148)	(98,648)

Loss for the period	-	-	-	(115,432)	(115,432)

Balance, December 31, 2001 (unaudited)	5,000,000	$ 50	$ 277,450	$ (491,580)	$ (214,080)

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES INC.
(formerly Commerce Direct Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Cumulative Amounts From Date of Incorporation on June 19, 2000 to December 31, 2001	Six Month Period Ended December 31, 2001	Six Month Period Ended December 31, 2000
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (491,580)	$ (115,432)	$ -
Items not affecting cash:
Shares issued for services	275,000	-	-
Acquisition of oil and gas working interest	72,060	-	-
Accrued consulting fees	20,000	-	-
Accrued interest expenses	4,798	4,610	-
Expenses paid by related party on behalf of the Company	12,904	8,834	-
Exploration expenditures	102,366	102,366	-

Changes in non-cash working capital item:
Increase (decrease) in accounts payable and accrued liabilities	2,100	(1,943)	-

Net cash used in operating activities	(2,352)	(1,565)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	2,500	-	-

Net cash provided by financing activities	2,500	-	-

Change in cash position during the period	148	(1,565)	-

Cash position, beginning of the period	-	1,713	-

Cash position, end of the period	$ 148	$ 148	$ -

- continued -

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES INC.
(formerly Commerce Direct Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Cumulative Amounts From Date of Incorporation on June 19, 2000 to December 31, 2001	Six Month Period Ended December 31, 2001	Six Month Period Ended December 31, 2000
	(unaudited)	(unaudited)	(unaudited)

Cont'd...

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	-	-	-

Supplemental disclosure of non-cash investing and financing activities:
Accrued consulting fees	$ 20,000	$ -	$ -
Accrued interest expenses	4,798	4,610	-
Common shares issued for services	275,000	-	-
Expenses paid by related party on behalf of the Company	12,904	8,834	-
Note payable accrued for acquisition of oil and gas working interests	72,060	-	-
Note payable accrued for exploration expenditures	102,366	102,366	-

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES INC.
(formerly Commerce Direct Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
DECEMBER 31, 2001

1. ORGANIZATION OF THE COMPANY

The Company was incorporated on June 19, 2000, under the laws of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada.

The Company changed its name from Commerce Direct Inc., filed its Initial List of Directors and Officers, and commenced operations on April 23, 2001.

The Company entered the development stage in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 on June 19, 2000. The Company is in the business of acquiring and exploring oil and natural gas interests.

2. GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company's management plans on raising cash from sources other than the sale of minerals found on their property on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of oil and natural gas interests, if found. The Company's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of oil and natural gas interests.

	December 31, 2001	June 30, 2001
	(unaudited)

Deficit accumulated during the exploration stage	$ (491,580)	$ (376,148)
Working capital deficiency	(214,080)	(98,648)

3. DISCLOSURE OF MANAGEMENT

In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2001. The results of operations for the period ended December 31, 2001, are not necessarily indicative of the results to be expected for the year ending June 30, 2002.

4. SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from these estimates.

Financial instruments

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, due to related parties and notes payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

The fair value of the amounts due to related parties is not determinable as they have no repayment terms.

Loss per share

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share". Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

Income taxes

Income taxes are provided in accordance with SFAS 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Accounting for derivative instruments and hedging activities

Effective August 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value. In certain circumstances, changes in the value of such derivatives may be required to be recorded as gains or losses. The impact of this statement did not have a material effect on the Company's financial statements.

Oil and gas properties

The Company has adopted the "successful efforts" method of accounting for its oil and gas exploration and development activities, as set forth in SFAS No. 19, as amended, issued by the FASB. However, due to the Company's current nascent status, the successful efforts accounting policies disclosed thereof are not applicable.

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the Statement). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows.

The Company currently has no long-lived assets and therefore SFAS 121 is not applicable at the current time.

Disclosure about segments of an enterprise and related information

SFAS 131, " Disclosure About Segments of an Enterprise and Related information" requires use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reporting segments are based on products and services, geography, legal structure, management structure, or any other manner in which the management disaggregates a company. Currently, SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment in the United States of America.

Recent accounting pronouncements

Effective June 1, 2001, the Company adopted the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). SAB 101 provides guidance related to revenue recognition.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121. The Company has adopted the provisions of SFAS 141 and SFAS 142 as of July 1, 2001.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations" that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 is required to be adopted effective January 1, 2002.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

5. OIL AND NATURAL GAS PROPERTIES

The Company's current project is its option in respect of the Coalinga Nose Prospect. The project involves Greka, AM, Inc. ("Greka"), Nahama Natural Gas Company ("Nahama") and George Froley ("Froley") who are the owners of the oil and gas leases covering the lands in Fresno County, California. On January 1, 2001, Production Specialties Co. ("Production") entered into a joint operating agreement with Greka, Nahama and Froley whereby Production obtained a 100% working interest and a 100% net revenue interest less applicable landowner royalties covering the prospect. Production then entered into a letter agreement dated March 19, 2001 with Brothers Oil and Gas Inc. ("Brothers") and Olympic Resources (Arizona) Ltd. ("Olympic") whereby Production farmed out to Brothers and Olympic 100% of Production's interest in the prospect. Brothers then offered a director of the Company, an option to participate in a 5% working interest in the farmout described above.

On May 4, 2001, the director assigned to the Company his right, title and interest in the option agreement between himself and Brothers for consideration of a promissory note in the amount of $22,500. Pursuant to the terms of the participation agreement, a final payment of $49,560 would be made on behalf of the Company by the director in exchange for a second promissory note of which amount would exercise the option. Both promissory notes are subject to certain terms and conditions (Note 6). The agreement between Brothers and the Company provides that the Company as an optionee under the participation option, would earn the following:

a) On the Block 1 leases, the net revenues to the Company will be 5% of the 74% net revenue before payout of all parties' working interest expenditures, or 3.75%. After payout the Company's net interest will be 5% of the 56.25% net revenue after payout of all parties working interest expenditures, or 2.815%. On subsequent wells on Block 1, the net revenues to the Company will be 5% of 56.25% before and after payout, or 2.815%.

b) On Block 2 leases, the net revenues to the Company will be 5% of the 50% net revenue before payout of all parties working interest expenditures, or 2.5%. After payout the Company's net interest will be 5% of the 37.5% net revenue after payout of all working interest expenditures, or 1.875%.

The Company is obligated to pay its proportionate share of costs with respect to its 5% working interest.

6. NOTES PAYABLE

During the year ended June 30, 2001, the Company issued two promissory notes to a director of the Company in the amounts of $22,500 and $49,560. During the six month period ended December 31, 2001, the Company issued a promissory note in the amount of $104,926 (unaudited). Each promissory note is payable on demand to or to the order of the director and bears interest at the rate of 10% per annum. If the Company fails to pay on demand, any payment of the sum, the balance of the principal sum on the promissory note shall become immediately due and payable.

As of December 31, 2001, the Company accrued $4,610 (unaudited) (December 31, 2000 - $Nil) of interest to the director of the Company. This amount has been included in the amount due to related parties.

7. RELATED PARTY TRANSACTIONS

a) During the year ended June 30, 2001, the Company entered into an assignment agreement with a director of the Company to acquire his option to participate in a 5% working interest in a farmout/participation agreement for an oil and natural gas exploration project in respect of certain oil and gas leases in the state of California (Note 5). The option was acquired in exchange for a promissory note dated May 4, 2001, issued by the Company to the director in the amount of $22,500 plus interest.

Pursuant to the option agreement between Brothers and the Company, payment of a final $49,560 to exercise the option was made to Brothers. The amount was paid on behalf of the Company by a director in exchange for a promissory note, dated May 25, 2001, in the amount of $49,560 plus interest.

b) The amounts due to related parties on December 31, 2001, of $35,142 (unaudited) (June 30, 2001 - $24,070) are due to directors of the Company. Pursuant to a consulting agreement, the Company shall compensate a director of the Company by paying him a total of $20,000 (unaudited) (December 31, 2000 - $Nil (unaudited)) on the completion of a public offering of the Company made pursuant to an SB-2 Registration Statement. This amount is non-interest bearing. The balance of the amounts due to related parties of $15,142 (unaudited) (December 31, 2000 - $Nil (unaudited)) is non-interest bearing and has no fixed terms of repayment.

c) During the period ended December 31, 2001, the Company incurred professional and administrative expenses of $8,834 (unaudited) (December 31, 2000 - $Nil (unaudited)) and exploration expenditures of $102,366 (unaudited) (December 31, 2000 - $Nil (unaudited)) which were paid on behalf of the Company by a director.

The amounts charged to the Company for the services provided have been determined by negotiation among the parties and, in certain cases, are covered by signed agreements. These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

8. CAPITAL STOCK

The Company's authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.00001 per share. All shares of common stock have equal voting rights and, when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders. The shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal rateable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.

There were no shares issued during the six month period ended December 31, 2001 (unaudited).

9. INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	Six Month Period Ended December 31, 2001	Six Month Period Ended December 31, 2000
	(unaudited)	(unaudited)

Loss before income taxes	$ (115,432)	$ -

Income taxes (recovery) at statutory rate of 34%	$ (39,247)	$ -
Unrecognized tax benefit of losses	39,247	-

Total income taxes (recovery)	$ -	$ -

The Company's total deferred tax asset is as follows:

	December 31, 2001	June 30, 2001
(unaudited)

Tax benefit of net operating loss carryforward	$ 167,137	$ 127,890
Valuation allowance	(167,137)	(127,890)

	$ -	$ -

The Company has a net operating loss carryforward of approximately $491,000 as at December 31, 2001 (unaudited), which if not used, will expire commencing in 2021. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

10. SUBSEQUENT EVENT

During January 2002, the Company issued 2,000,000 common shares at $0.10 per share for total proceeds of $200,000, pursuant to its Form SB-2 registration statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

Financial Condition, Liquidity and Capital Resources

Since the inception of its business on April 23, 2001, the Company has been engaged in a working interest in a farmout/participation agreement with Brothers Oil and Gas Inc. in respect of the exploration of certain oil and natural gas interests in the state of California referred to as the Coalinga Nose Prospect (the "Coalinga Project").

The Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At December 31, 2001, there was positive working capital of $178 compared to a working capital of $1,713 at June 30, 2001. During January 2002, the Company issued 2,000,000 common shares at $0.10 per share for total proceeds of $200,000, pursuant to its Form SB-2 registration statement. The amount of working capital will be revised to reflect this in the upcoming March 31, 2002, quarterly financial statements.

At December 31, 2001, the Company's total assets of $178 consists of only cash. During January 2002, the Company issued 2,000,000 common shares at $0.10 per share for total proceeds of $200,000, pursuant to its Form SB-2 registration statement. The total assets will be revised to reflect this in the upcoming March 31, 2002 quarterly financial statements.

At December 31, 2001, the Company's total liabilities increased to $214,228 from $100,361 at June 30, 2001, primarily reflecting related party loans and payables of $212,128 and accounts payable in the amount of $2,100.

The Company has not had revenues form inception. As of December 31, 2001, there is insufficient capital for the Company to continue funding its proportional share of costs in the Coalinga Project. During January 2002, the Company issued 2,000,000 common shares at $0.10 per share for total proceeds of $200,000, pursuant to its Form SB-2 registration statement. The amount of capital will be revised to reflect this in the upcoming March 31, 2002 quarterly financial statements. However, the Company expects to survive and continue with its participation in the Coalinga Project primarily with funding from sales of its securities and, as necessary, from shareholder loans.

The Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations.

The Company posted loses of $109,847 for the three months ending December 31, 2001, losses of $115,432 for the six months ending December 31, 2001, and $491,580 since inception to December 31, 2001. The principal component of the loss was compensation expense and funding proportional working interest cots in the Coalinga Project.

Operating expenses for the three months ending December 31, 2001, were $109,847, down approximately $266,301 from the year ending June 30, 2001, primarily as a result of decreased executive compensation expenses, which were $275,000 in the year ended June 30, 2001, and $-0- thereafter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOCOM RESOURCES INC.

(Registrant)

By:___/s/ Talal R. Yassin________ President, CEO, Treasurer, Principal Accounting Officer & Director	By: /s/ Andrew B. Stewart Secretary, Corporate Finance Officer & Director
Date: February 20, 2002	Date: February 20, 2002

FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM THE DECEMBER 31, 2001 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS
ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS

Article 5 Registrants (Commercial and Industrial Companies)

<PERIOD-TYPE>	3-MOS
<FISCAL-YEAR-END>	OCT-31-1999
<PERIOD-END>	JAN-31-2000
<CASH>	144,033
<SECURITIES>	0
<RECEIVABLES>	0
<ALLOWANCES>	0
<INVENTORY>	0
<CURRENT-ASSETS>	144,033
<PP&E>	0
<DEPRECIATION>	0
<TOTAL-ASSETS>	514,974
<CURRENT-LIABILITIES>	9,000
<BONDS>	0
<PREFERRED-MANDATORY>	0
<PREFERRED>	0
<COMMON>	744,358
<OTHER-SE>	0
<TOTAL-LIABILITY-AND-EQUITY>	514,974
<SALES>	0
<TOTAL-REVENUES>	0
<CGS>	0
<TOTAL-COSTS>	0
<OTHER-EXPENSES>	36,934
<LOSS-PROVISION>	0
<INTEREST-EXPENSE>	0
<INCOME-PRETAX>	(32,591)
<INCOME-TAX>	0
<INCOME-CONTINUING>	(32,591)
<DISCONTINUED>	0
<EXTRAORDINARY>	0
<CHANGES>	0
<NET-INCOME>	(32,591)
<EPS-PRIMARY>	(0.002)
<EPS-DILUTED>	(0.002)