Form 10QSB/A
period 2001-12-31
GEOCOM RESOURCES INC
filed 2002-02-27
CIK 1141787

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

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

Explanatory Note

This amendment reflects the addition of an Index and the
revision of the Financial Data Schedule

GEOCOM RESOURCES, INC.

INDEX

PART 1 - FINANCIAL INFORMATION	Page
Item 1 - Financial Statements
Balance Sheets as of December 31, 2001 and June 30, 2001 (unaudited)	3
Statements of Operations for the cumulative period from incorporation to December 31, 2001, for the three month period ended December 31, 2001 and for the six month period ended December 31, 2001(unaudited)	4
Statements of Stockholder Equity as of December 31, 2001 (unaudited)	5
Statements of Cash Flow for the cumulative period ended December 31, 2001, for the three-month period ended December 31, 2001 and for the six-month period ended December 31, 2001 (unaudited)	6-7
Notes to Financial Statements (unaudited)	8-14
Item II - Management's Discussion And Analysis Of Financial Condition And Results Of Operations	15-16
FINANCIAL DATA SCHEDULE	17

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

GEOCOM RESOURCES INC.
(formerly Commerce Direct Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
DECEMBER 31, 2001

1. ORGANIZATION OF THE COMPANY

The Company was incorporated on June 19, 2000 under the laws of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada.

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

3. DISCLOSURE OF MANAGEMENT

In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2001. The results of operations for the period ended December 31, 2001 are not necessarily indicative of the results to be expected for the year ending June 30, 2002.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations" that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 is required to be adopted effective January 1, 2002.

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

As at December 31, 2001, the Company accrued $4,610 (unaudited) (December 31, 2000 - $Nil) of interest to the director of the Company. This amount has been included in the amount due to related parties.

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

Pursuant to the option agreement between Brothers and the Company, payment of a final $49,560 to exercise the option was made to Brothers. The amount was paid on behalf of the Company by a director in exchange for a promissory note dated May 25, 2001, in the amount of $49,560 plus interest.

b) The amounts due to related parties at December 31, 2001 of $35,142 (unaudited) (June 30, 2001 - $24,070) are due to directors of the Company. Pursuant to a consulting agreement, the Company shall compensate a director of the Company by paying him a total of $20,000 (unaudited) (December 31, 2000 - $Nil (unaudited)) on the completion of a public offering of the Company made pursuant to an SB-2 Registration Statement. This amount is non-interest bearing. The balance of the amounts due to related parties of $15,142 (unaudited) (December 31, 2000 - $Nil (unaudited)) is non-interest bearing and has no fixed terms of repayment.

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

The Company has not had revenues form inception. As of December 31, 2001 there is insufficient capital for the Company to continue funding its proportional share of costs in the Coalinga Project. During January 2002, the Company issued 2,000,000 common shares at $0.10 per share for total proceeds of $200,000, pursuant to its Form SB-2 registration statement. The amount of capital will be revised to reflect this in the upcoming March 31, 2002 quarterly financial statements. However, the Company expects to survive and continue with its participation in the Coalinga Project primarily with funding from sales of its securities and, as necessary, from shareholder loans.

The Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations.

The Company posted loses of $109,847 for the three months ending December 31, 2001, losses of $115,432 for the six months ending December 31, 2001 and $491,580 since inception to December 31, 2001. The principal component of the loss was compensation expense and funding proportional working interest cots in the Coalinga Project.

Operating expenses for the three months ending December 31, 2001 were $109,847, down approximately $266,301 from the year ending June 30, 2001, primarily as a result of decreased executive compensation expenses, which were $275,000 in the year ended June 30, 2001 and $-0- thereafter.

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

FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM THE DECEMBER 31, 2001 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS
ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS

Article 5 Registrants (Commercial and Industrial Companies)

<PERIOD-TYPE>	3-MOS
<FISCAL-YEAR-END>	JUN-30
<PERIOD-END>	DEC-31-2000
<CASH>	178
<SECURITIES>	0
<RECEIVABLES>	0
<ALLOWANCES>	0
<INVENTORY>	0
<CURRENT-ASSETS>	178
<PP&E>	0
<DEPRECIATION>	0
<TOTAL-ASSETS>	178
<CURRENT-LIABILITIES>	214,228
<BONDS>	0
<PREFERRED-MANDATORY>	0
<PREFERRED>	0
<COMMON>	5,000,000
<OTHER-SE>	0
<TOTAL-LIABILITY-AND-EQUITY>	214,406
<SALES>	0
<TOTAL-REVENUES>	0
<CGS>	0
<TOTAL-COSTS>	0
<OTHER-EXPENSES>	0
<LOSS-PROVISION>	0
<INTEREST-EXPENSE>	0
<INCOME-PRETAX>	(115,432)
<INCOME-TAX>	0
<INCOME-CONTINUING>	(115,432)
<DISCONTINUED>	0
<EXTRAORDINARY>	0
<CHANGES>	0
<NET-INCOME>	(167,137)
<EPS-PRIMARY>	(0.02)
<EPS-DILUTED>	(0.02)