Form 10QSB
period 2002-03-31
GEOCOM RESOURCES INC
filed 2002-05-21
CIK 1141787

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended March 31, 2002

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from [  ] to [  ]

Commission file number 333-62484

GEOCOM RESOURCES INC.
(Exact name of small business issuer specified in its charter)
NEVADA	98-0349734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
SUITE 1208- 1030 WEST GEORGIA STREET, VANCOUVER, BRITISH COLUMBIA, CANADA V6E 2Y3
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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2002 there were 7,000,000 common shares outstanding.

GEOCOM RESOURCES, INC.
INDEX

PART 1 - FINANCIAL INFORMATION	Page
Item 1 - Financial Statements
Balance Sheets as of March 31, 2002 and June 30, 2001 (unaudited)	3
Statements of Operations for the cumulative period from incorporation to March 31, 2002, for the three month period ended March 31, 2002, for the three month period ended December 31, 2001, for the nine month period ended March 31, 2002 and for the nine month period ended March 31, 2001 (unaudited)	4
Statements of Stockholder Deficiency as of March 31, 2002 (unaudited)	5
Statements of Cash Flow for the cumulative period ended March 31, 2002, for the nine month period ended March 31, 2002 and for the nine month period ended March 31, 2002 (unaudited)	6-7
Notes to Financial Statements (unaudited)	8-14
Item II - Management's Discussion And Analysis Of Financial Condition And Results Of Operations	15-16
FINANCIAL DATA SCHEDULE	17

Item 1. Financial Statements - March 31, 2002

GEOCOM RESOURCES INC.
(formerly Commerce Direct Inc.)
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in U.S. dollars)

	March 31, 2002 (Unaudited)	June 30, 2001
ASSETS
Current
Cash	$ 38,927	$ 1,713
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable and accrued liabilities	$ 7,108	$ 4,231
Notes payable (Note 6)	14,486	72,060
Due to related parties (Note 7)	37,364	24,070
Total current liabilities	58,958	100,361
Stockholders' deficiency
Capital stock (Note 8)
Authorized
100,000,000 common shares with a par value of $0.00001
Issued and outstanding
7,000,000 common shares with a par value of $0.00001	70	50
Additional paid-in capital	477,430	277,450
Deficit accumulated during the exploration stage	(497,531)	(376,148)
Total stockholders' deficiency	(20,031)	(98,648)
Total liabilities and stockholders' deficiency	$ 38,927	$ 1,713

Organization of the Company (Note 1)

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES INC.
(formerly Commerce Direct Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)
(Unaudited)

	Cumulative Amounts From Date of Incorporation on June 19, 2000 to March 31, 2002	Three Month Period Ended March 31, 2002	Three Month Period Ended December 31, 2001	Nine Month Period Ended March 31, 2002	Nine Month Period Ended March 31, 2001
EXPENSES
Accounting fees	$ 8,000	$ 4,000	$ -	$ 6,000	$ -
Acquisition (recovery) of oil and gas working interest
(Note 5)	92,060	20,000	-	20,000	-
Consulting fees	20,000	-	-	-	-
Executive compensation	275,000	-	-	-	-
Exploration expenditures	129,775	27,409	-	129,775	-
Filing fees	235	-	-	-	-
Interest expense	6,291	1,467	-	6,103	-
Legal fees	7,656	1,015	-	4,671	-
Office and miscellaneous	1,804	505	-	1,089	-
Rent	4,200	1,050	-	2,800	-
Transfer agent fees	2,510	855	-	945	-

Loss before other item	(547,531)	(56,301)	-	(171,383)	-

OTHER ITEM
Sale of oil and gas working interest (Note 5)	50,000	50,000	-	50,000	-

Loss for the period	$ (497,531)	$ (6,301)	$ -	$ (121,383)	$ -

Basic and diluted loss per common share		$ (0.01)	$ -	$ (0.02)	$ -
Weighted average number of common shares outstanding		6,493,933	-	5,490,708	-

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES INC.
(formerly Commerce Direct Inc.)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Expressed in U.S. dollars)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Deficiency
	Shares	Amount
Balance, June 30, 2000	-	$ -	$ -	$ -	$ -
Capital stock issued for cash	2,500,000	25	2,475	-	2,500
Capital stock issued for services	2,500,000	25	274,975	-	275,000
Loss for the year	-	-	-	(376,148)	(376,148)
Balance, June 30, 2001	5,000,000	50	277,450	(376,148)	(98,648)
Capital stock issued for cash	2,000,000	20	199,980	-	200,000
Loss for the period	-	-	-	(121,383)	(121,383)
Balance, March 31, 2002	7,000,000	$ 70	$ 477,430	$ (497,531)	$ (20,031)

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES INC.
(formerly Commerce Direct Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(Unaudited)

	Cumulative Amounts From Date of Incorporation on June 19, 2000 to March 31, 2002	Nine Month Period Ended March 31, 2002	Nine Month Period Ended March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (497,531)	$ (121,383)	$ -
Items not affecting cash:
Shares issued for services	275,000	-	-
Acquisition of oil and gas working interest paid by related party on behalf of the Company	72,060	-	-
Accrued consulting fees, related party	20,000	-	-
Accrued interest expenses, related party	6,291	6,103	-
Expenses paid by related party on behalf of the Company	13,633	9,751	-
Exploration expenditures paid by related party on behalf of the Company	102,366	102,366	-
Changes in non-cash working capital item:
Increase (decrease) in accounts payable and accrued liabilities	7,108	2,877	-
Net cash used in operating activities	(1,073)	(286)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable to related party	(162,500)	(162,500)	-
Issuance of capital stock	202,500	200,000	-
Net cash provided by financing activities	40,000	37,500	-
Change in cash during the period	38,927	37,214	-
Cash, beginning of the period	-	1,713	-
Cash, end of the period	$ 38,927	$ 38,927	$ -
Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	-	-	-
Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for services	$ 275,000	$ -	$ -
Note payable accrued for acquisition of oil and gas working interests	72,060	-	-
Note payable accrued for exploration expenditures	102,366	102,366	-

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES INC.
(formerly Commerce Direct Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited)
MARCH 31, 2002

1. ORGANIZATION OF THE COMPANY

The Company was incorporated on June 19, 2000 under the laws of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada.

The Company changed its name from Commerce Direct Inc., filed its Initial List of Directors and Officers, and commenced operations on April 23, 2001.

The Company entered the development stage in accordance with Statements of Financial Accounting Standards ("SFAS") No. 7 on June 19, 2000. The Company is in the business of acquiring and exploring oil and natural gas interests.

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

	March 31, 2002	June 30, 2001

Deficit accumulated during the exploration stage	$ (497,531)	$ (376,148)
Working capital deficiency	(20,031)	(98,648)

3. DISCLOSURE OF MANAGEMENT

In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2001. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending June 30, 2002.

4. SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from these estimates.

Financial instruments

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, notes payable and due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

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

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the "Statement"). The Statement specifies when an impairment loss should be recognized and how impairment losses should be measured for long-lived assets to be held and used and for long-lived assets to be disposed of. In accordance with the Statement, the costs of proved oil and gas properties and equipment are periodically assessed on a lease by lease basis to determine if such costs exceed undiscounted future cash flows, and if conditions warrant an impairment reserve will be provided based on the estimated future discounted cash flows.

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

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations" that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

Recent accounting pronouncements (cont'd...)

In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 is required to be adopted effective January 1, 2002.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

5. OIL AND NATURAL GAS PROPERTIES

The Company's current project is its option in respect of the Coalinga Nose Prospect ("Coalinga"). The project involves Greka, AM, Inc. ("Greka"), Nahama Natural Gas Company ("Nahama") and George Froley ("Froley") who are the owners of the oil and gas leases covering the lands in Fresno County, California. On January 1, 2001, Production Specialties Co. ("Production") entered into a joint operating agreement with Greka, Nahama and Froley whereby Production obtained a 100% working interest and a 100% net revenue interest less applicable landowner royalties covering the prospect. Production then entered into a letter agreement dated March 19, 2001 with Brothers Oil and Gas Inc. ("Brothers") and Olympic Resources (Arizona) Ltd. ("Olympic") whereby Production farmed out to Brothers and Olympic 100% of Production's interest in the prospect. Brothers then offered a director of the Company, an option to participate in a 5% working interest in the farmout described above.

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

On January 18, 2002, the Company assigned 1% of the net working interest of Coalinga to Denstone Ventures Ltd. ("Denstone") in exchange for $50,000. As part of the agreement, Denstone also agreed to pay the Company's proportionate share of the generation costs of Coalinga and the Company's proportionate share of all authorizations for expenditures ("AFEs") received by and or behalf of the working interest holders to date, whether or not the same have been satisfied.

On January 31, 2002, the Company acquired an additional 1% working interest in Coalinga for consideration of $20,000 from another party.

The Company's working interest in Coalinga as of March 31, 2002 was 5%. The Company is obligated to pay its proportionate share of costs with respect to its 5% working interest. During the three months ended March 31, 2002, the Company paid $27,409 of such costs. As of March 31, 2002, the Company had no outstanding liability with respect to these costs.

The Company's management does not intend to proceed with the development of this property.

6. NOTES PAYABLE

During the year ended June 30, 2001, the Company issued two promissory notes to a director of the Company in the amounts of $22,500 and $49,560. During the nine month period ended March 31, 2002, the Company issued a promissory note in the amount of $104,926. Each promissory note is payable on demand to or to the order of the director and bears interest at the rate of 10% per annum. If the Company fails to pay on demand, any payment of the sum, the balance of the principal sum on the promissory note shall become immediately due and payable. During the nine month period ended March 31, 2002, the Company made three payments with respect to the notes outstanding in the amount of $25,000, $105,000 and $32,500.

As at March 31, 2002, the Company accrued $6,291 (December 31, 2001 - $4,798) of interest to the director of the Company. This amount has been included in the amount due to related parties.

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

b) The amounts due to related parties at March 31, 2002 of $37,364 (June 30, 2001 - $24,070) are due to directors of the Company. Pursuant to a consulting agreement, the Company agreed to compensate a director of the Company by paying him a total of $20,000 (March 31, 2001 - $Nil ) on the completion of a public offering of the Company's common stock pursuant to the SB-2 Registration Statement. The public offering has been completed and the full amount is due and payable. This amount is non-interest bearing. The balance of the amounts due to related parties of $17,364 (March 31, 2001 - $Nil) is non-interest bearing and has no fixed terms of repayment.

c) During the nine month period ended March 31, 2002, professional and administrative expenses of $9,751 (March 31, 2001 - $Nil) and exploration expenditures of $102,366 (March 31, 2001 - $Nil) were paid by a director on behalf of the Company.

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

During the nine month period ended March 31, 2002, 2,000,000 shares were issued at $0.10 per share for total cash proceeds of $200,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

Financial Condition, Liquidity and Capital Resources

Since the inception of its business on April 23, 2001, the Company was engaged in a working interest in a farmout/participation agreement with Brothers Oil and Gas Inc. in respect of the exploration of certain oil and natural gas interests in the state of California referred to as the Coalinga Nose Prospect (the "Coalinga Project"). The Coalinga Project was unsuccessful and the Company is currently pursuing other oil and gas opportunities.

The Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At March 31, 2002, there was a working capital deficiency of $(20,031) compared to a working capital deficiency of $(98,648) at June 30, 2001. In January 2002, the Company issued 2,000,000 common shares at $0.10 per share for total proceeds of $200,000, pursuant to its Form SB-2 registration statement. Subsequent to this, the Company repaid shareholders loans to Mr. Yassin in the amount of $162,500. The Company sold a 1% working interest in the Coalinga Project to Dentsone Ventures Ltd. for a total of $50,000. The Company purchased another 1% working interest in the Coalinga Project from Solaia Ventures Inc. for a total of $20,000.

At March 31, 2002, the Company's total assets of $38,927 consists of only cash.

At March 31, 2002, the Company's total current liabilities decreased to $58,958 from $100,361 at June 30, 2001, primarily reflecting repayment of related party loans.

The Company has not had revenues from inception.

The Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations.

The Company posted losses of $6,301 for the three months ending March 31, 2002, losses of $121,383 for the nine months ending March 31, 2002 and $497,531 since inception to March 31, 2002. The principal component of the loss was compensation expense and funding proportional working interest cots in the Coalinga Project.

Operating expenses for the three months ending March 31, 2002 were $56,301, down approximately $319,847 from the year ending June 30, 2001, primarily as a result of decreased executive compensation expenses, which were $275,000 in the year ended June 30, 2001 and $-0- thereafter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOCOM RESOURCES INC.

(Registrant)

By:___/s/ Talal R. Yassin____________ President, CEO, Treasurer, Principal Accounting Officer & Director	By: /s/ Andrew B. Stewart Secretary, Corporate Finance Officer & Director
Date: May 17, 2002	Date: May 17, 2002

FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM THE MARCH 31, 2002 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS
ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS

Article 5 Registrants (Commercial and Industrial Companies)

<PERIOD-TYPE>	3-MOS
<FISCAL-YEAR-END>	JUN-30
<PERIOD-END>	MAR 31, 2002
<CASH>	38,927
<SECURITIES>	0
<RECEIVABLES>	0
<ALLOWANCES>	0
<INVENTORY>	0
<CURRENT-ASSETS>	38,927
<PP&E>	0
<DEPRECIATION>	0
<TOTAL-ASSETS>	38,927
<CURRENT-LIABILITIES>	58,958
<BONDS>	0
<PREFERRED-MANDATORY>	0
<PREFERRED>	0
<COMMON>	7,000,000
<OTHER-SE>	0
<TOTAL-LIABILITY-AND-EQUITY>	38,927
<SALES>	0
<TOTAL-REVENUES>	0
<CGS>	0
<TOTAL-COSTS>	0
<OTHER-EXPENSES>	0
<LOSS-PROVISION>	0
<INTEREST-EXPENSE>	0
<INCOME-PRETAX>	(6,301)
<INCOME-TAX>	0
<INCOME-CONTINUING>	(6,301)
<DISCONTINUED>	0
<EXTRAORDINARY>	0
<CHANGES>	0
<NET-INCOME>	(6,301)
<EPS-PRIMARY>	(0.01)
<EPS-DILUTED>	(0.01)