Form 10KSB
period 2002-06-30
GEOCOM RESOURCES INC
filed 2002-09-30
CIK 1141787

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-62484

GEOCOM RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0349734 (Employer Identification No.)

1030 West Georgia Street
Suite 1208
Vancouver, British Columbia
Canada V6E 2Y3
(Address of principal executive offices, including zip code.)

(604) 662-7900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ x ] NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year. June 30, 2002 $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of September 27, 2002: $9,000,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 12, 2002: 28,000,000 common shares

Transitional Small Business Issuer Format
YES [ ] NO [ x ]

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

The company was incorporated in the State of Nevada on June 19, 2000 under the name Commerce Direct Inc. No business was ever commenced under the name Commerce Direct Inc. nor was the Initial List of Officers and Directors filed with the Nevada Secretary of State. On April 23, 2001 we changed our name from Commerce Direct Inc. to Geocom Resources Inc., filed our Initial List of Officers and Directors appointing our current management team, and commenced our operations. We maintain our statutory registered agent's office at Suite 880 - 50 West Liberty Street, Reno, Nevada, 89501 and our business office is located at 1030 West Georgia Street, Suite 1208, Vancouver, British Columbia, Canada V6E 4Y3. Our telephone number is (604) 662-7900. Our offices are leased from Alpha Beta Developments Inc. on a month-to-month basis and our monthly rental is $350.

The Coalinga Nose Prospect

In May 2001, we acquired an option to purchase a 5% working interest in a participation agreement with Brothers Oil and Gas Inc. ("Brothers") in respect of the exploration of certain oil and natural gas interests in California referred to as the Coalinga Nose Prospect. We acquired the option by way of an assignment from Talal Yassin, our President and a member of the board of directors, in exchange for a demand promissory note in the amount of $22,500 plus interest payable to Mr. Yassin. Pursuant to the participation agreement, we were required to make a final payment of $49,560 to Brothers by May 24, 2001 to exercise our option. Our President, Talal Yassin, paid this amount on our behalf in exchange for a demand promissory note in the amount of $49,560 plus interest. The option entitled us to participate in any revenues that were generated if oil or natural gas were discovered on the prospect. We paid a total of $129,775 in cash calls in respect of our participating interest. This amount represented our proportionate share of costs.

In January 2002, we assigned 1% of our 5% working interest in the Coalinga Nose Prospect to Denstone Ventures Ltd. in exchange for $50,000. Also in January 2002, we acquired an additional 1% working interest in the Coalinga Nose Prospect for consideration of $20,000 from Solaia Ventures Inc.

The results of testing on the Coalinga Nose Prospect were unsuccessful and the project was abandoned in approximately March 2002. Accordingly, we are no longer paying any cash calls in respect of our working interest.

Glacier Ridge Resources Inc.

Subsequent to our fiscal year end, we entered into a Letter of Intent with Princeton Financial Group Inc. ("Princeton") on July 26, 2002 pursuant to which Princeton assigned its rights to acquire all of the issued and outstanding shares of Glacier Ridge Resources Ltd. ("Glacier"), a privately held oil and gas exploration and production company, subject to certain terms and conditions. Glacier's operations and production are situated within the province of Alberta, Canada. Pursuant to the Letter of Intent, the purchase price for the proposed acquisition would be paid by way of the issuance of 5.5 Million common shares of the registrant and the payment of approximately US$23 Million (CDN$36.4 Million). Upon execution of the Letter of Intent, Mr. Ryan Henning, the CEO of Princeton and a securities lawyer with significant corporate finance experience, joined our board of directors.

On September 22, 2002, we confirmed in writing the cancellation of its Letter of Intent with Princeton Financial Group Inc. ("Princeton") dated July 26, 2002. Pursuant to the Letter of Intent, Princeton assigned us its rights to acquire all of the issued and outstanding shares of Glacier Ridge Resources Ltd., a privately held oil and gas exploration and production company, subject to certain terms and conditions, including the securing of necessary financing. Due to an inability to secure necessary financing, the conditions were not met within the 30 day period and the parties were entitled to terminate the Letter of Intent. Princeton and us continued to make bona fide efforts to raise the financing beyond the 30 day period but were ultimately unsuccessful. Accordingly, on September 26, 2002 we provided written confirmation of termination of the Letter of Intent. In connection with the termination, Mr. Ryan Henning, who joined our board of in connection with the potential acquisition, resigned as a director.

ADS Drilling Services Inc.

On September 25, 2002 we entered into a Letter of Intent with ADS Drilling Services, Inc. ("ADS"). Pursuant to the Letter of Intent, we are entitled to acquire all of the issued and outstanding shares of ADS, subject to certain terms and conditions. ADS is a privately held company specializing in directional drilling for the oil and gas industry. All of its current operations are situated within Houston, Texas. The purchase price for the proposed acquisition will be the issuance of 3,875,000 common shares. In addition, we must use our best efforts to secure financing for the operations of ADS in the total amount of US$1.5 Million. The acquisition is subject to a number of conditions set out in the Letter of Intent, including our complete due diligence review of ADS, the securing of necessary financing, and the agreement of current management of ADS to join our management for a mutually agreeable term.

Other Potential Acquisitions

We are currently looking for other strategic acquisitions within the oil and gas sector that will generate revenues, facilitate corporate development and strengthen our management team.

RISKS FACTORS

1. Our auditors have issued a going concern opinion because we may not be able to achieve our objectives and we may have to suspend or cease our proposed operations entirely.

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months. Unless our officers and directors are willing to loan or advance any additional capital to us, we may have to suspend or cease operations.

2. We have a limited operating history and have losses which we expect to continue into the future. If the losses continue we will have to suspend operations or cease operations.

We were incorporated in June 2000 and we started our proposed business operations but not realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $501,577. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  our ability to acquire, explore and/or develop profitable oil and gas properties or interests our ability to generate ongoing revenues
  our ability to keep operating costs low
  our ability to compete with more established oil and gas exploration companies

Based upon our proposed plans, we expect to incur operating losses in future periods. This will happen because there are costs and expenses associated with the research, exploration and development of oil and gas properties. We may fail to generate revenues in the future. Failure to generate revenues will cause us to go out of business.

3. We do not own any property or interests on which to explore for oil and natural gas and unless we are able to acquire any property or interests that profitably produce oil gas our business will fail.

We do not own any property or other interests on which to explore for oil and natural gas. Unless we are unable to acquire any property or interests that profitably produce oil or gas, or other revenue, our business will fail. We may never be able to acquire any property or interests. Even if we do acquire any property we may never be able to explore for oil and gas. Even if we do explore for oil and gas, we may never discover any oil or gas. Even if we discover oil or gas, we may still never make a profit. Even if we acquire any other interests they may not profitably produce any oil or gas, or be revenue generating.

4. If we do not raise additional financing we will be unable to continue our proposed operations and you will lose all your investment.

We are a very small company with limited capital, and we require additional financing to pay our ongoing costs of operations. We may try to raise these funds from a second public offering, a private placement or loans. At the present time, we have not made any definitive plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations. Even if we raise additional financing, we may not have enough money to implement and complete our proposed business operations. The risk that you could lose all of your investment increases with the less money we are able to raise. Your risk increases because if we raise less money it would be more likely that we will not have sufficient funds to implement or complete our proposed business operations. If we are not able to raise sufficient funds to cover our estimated operating expenses and implement and complete our proposed business operations we will go out of business and you will lose your entire investment.

5. Our company's success is materially dependent upon the use of seismic survey data and exploratory drilling activities.

The success of our proposed business materially depends on successful use of three and four-dimensional seismic surveying data. Although we believe that the proper use of seismic data will increase the probability of successful exploratory drilling and reduce costs through the elimination of prospects that might otherwise be drilled we may be wrong. Even with the proper use seismic data, exploratory drilling is a highly speculative activity. Even when fully utilized and properly interpreted, seismic data can only assist geoscientists in identifying subsurface structures and does not enable a determination as to whether hydrocarbons are present. The use of seismic data and other advanced technologies is expensive and requires greater pre-drilling expenditures than traditional drilling strategies. We could incur losses as result of such increased expenditures. The success of our proposed business also materially depends on successful exploratory drilling. Exploratory drilling involves many risks, including the most fundamental risk that no oil or natural gas is discovered. Other risks include unexpected drilling conditions, such as pressure or irregularities in surface formations, equipment failures, accidents and adverse weather conditions. There are also substantial costs for exploratory drilling. The success of our future projects will depend on our ability to minimize costs for successful exploratory drilling. If we are unsuccessful in this, we may go out of business.

6. Even if we acquire a property or interest and locate oil or natural gas, our success will be substantially dependent upon the prevailing prices of oil and natural gas.

Even if we acquire a property or interest and locate oil or natural gas on that property or interest, our success is substantially dependent upon the prevailing price of oil and natural gas. Oil and natural gas prices are extremely volatile and subject to wide fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors beyond our control. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulation, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. It is impossible for us to predict future oil and natural gas price movements. If the prices of oil and gas decline, this may harm our business.

7. Because we are small and do not have much capital, we must limit our exploration and development of any properties or interests we acquire. This may prevent us from realizing any revenues and you may lose your investment as a result.

Because we are small and do not have much capital, we must limit the time and money we expend on exploration and development of properties or interests that we may acquire. In particular, we will not:

    devote the time we would like to exploring any property or interest which we acquire.
    spend as much money as we would like to exploring any property or interest which we acquire.
    rent the quality of equipment we would like to have for exploration.
    have the number of people working on any property or interest that we acquire that we would like to have.

By limiting our operations, it will take longer to generate revenues to us and for you to realize any profit on your investment. If we do not discover oil or gas, or otherwise generate revenues, you will not realize anything on your investment. There are other larger exploration companies that could and probably would spend more time and money in exploring any property that we may acquire.

8. Even if we are able to acquire a property or interest to explore, we do not have access to all of the equipment, supplies, materials and services needed, we may have to suspend our operations as a result. If we have to suspend operations this may harm our business.

Even if we are able to acquire or property to explore, competition and unforeseen limited sources of supplies in the industry may result in occasional spot shortages of equipment, supplies and materials. In particular, we may experience possible unavailability of drilling rigs, drill pipe as well as materials and services used in oil and natural gas drilling. Such unavailability could result in increased costs and delays to our operations. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

9. Our business is subject to the normal operating risks common to companies engaged in oil and natural gas operations. If one of more of these risks materialize this may result in substantial financial harm to our company.

Our business is subject to many operational risks common to oil and gas exploration companies. These risks include hazards such as well blowouts, craterings, explosions, uncontrollable flows of oil, fires, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards. We may elect not to obtain insurance in respect of these risks if we believe the cost of doing so is excessive and, in accordance with industry practice, many of our contractors may also elect not to obtain insurance against some of these risks. The occurrence of a risk not fully covered by insurance could severely harm our financial situation.

10. The success of our business will require that we keep up with technological advancements in the oil and gas industry. If we are unable implement new technologies we will be unable to compete and our business will fail.

The oil and gas industry is characterized by rapid and significant technological advances. If our competitors use or develop new technologies that we do not have we will be forced, at significant cost to our company, to implement the same new technologies or suffer a competitive disadvantage. We may not be able to respond to these competitive pressures and we may be unable to implement new technologies on a timely basis or at an acceptable cost to our business. If we are unable to implement and utilize the most advanced commercially available technology in a cost efficient manner our business will fail.

11. Our business is regulated by various government laws and regulations. Compliance with these laws and regulations is onerous and costly.

Our business is subject to many federal, state and local government laws and regulations which are subject to frequent change in response to political and economic conditions. We are unable to predict the ultimate cost of compliance with these requirements or their affect on our operations. Matters regulated include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells and unitization and pooling of properties and taxation. Regulations may also impose price controls and limitations on production so as to conserve oil and gas supplies. Environmental and health laws regulate production, handling, storage, transportation and disposal of oil and natural gas, by-products from crude oil and natural gas and other substances and materials produced or used in connection with crude oil and natural gas operations. We must comply with all of these applicable laws and regulations as failure to do so would subject our company to substantial potential liability. Compliance with these laws and regulations will be onerous and costly.

12. Our officers and directors lack experience in oil and gas explorations and will be devoting only a fraction of their professional time to our activities. If our estimates related to expenditures are erroneous our business will fail and you will lose your entire investment.

Our officers and directors have little or no direct experience in the management or operation of oil or gas explorations. Only one of our directors, Lawford Duprés, has any experience within the oil and gas industry but is devoting only approximately 1% of his professional time to our operations. Our other current directors and officers, Talal Yassin and Andrew Stewart, have no experience in oil and gas explorations and are devoting only approximately 5% of their professional time to our operations. Our management's lack of experience may make us more vulnerable than others companies to certain risks, and it may also cause us to be more vulnerable to business risks associated with errors in judgment that could have been prevented by more experienced management. In particular, if management's estimates of expenditures are erroneous our business will fail and you will lose your entire investment. Our management's lack of previous experience may harm our operations or cause us to go out of business.

13. Because our directors have foreign addresses this may create potential difficulties relating to service of process in the event that you wish to serve them with legal documents.

None of our current directors and officers have resident addresses in the United States. Two of our directors and officers, Talal Yassin and Andrew Stewart, are resident in Canada. Our other director, Lawford Duprés, is resident in the West Indies. Because all of our directors and officers have foreign addresses this may create potential difficulties relating to the service of legal or other documents on any of them in the event that you wish to serve them with legal documents.

14. We may conduct further offerings in the future in which case your shareholdings will be diluted.

We may conduct further offerings in the future to finance our current project or to finance subsequent projects that we decide to undertake. If we decide to raise money or conduct further offerings in the future your shareholdings will be diluted.

15. Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

16. Messrs. Yassin, Stewart and Duprés control the company.

Messrs. Yassin, Stewart and Duprés own 20,000,000 shares. As a result, Messrs. Yassin, Stewart and Duprés will be able to elect all of our directors and control our operations. Our articles of incorporation do not provide for cumulative voting. Cumulative voting is a process that allows a shareholder to multiply the number of shares he owns times the number of directors to be elected. That number is the total votes a person can cast for all of the directors. Those votes can be allocated in any manner to the directors being elected. Cumulative voting, in some cases, will allow a minority group to elect at least one director to the board. This means that existing shareholders will not be expanding their ownership. Further, the concentrated control in the hands of Messrs. Yassin, Stewart and Duprés may inhibit a change of control and may adversely affect the market price of your common stock.

17. Sales of common by our officers and directors will likely cause the market price for the common stock to drop.

A total of 20,000,000 shares of stock are owned by out two officers and directors. They paid an average price of $0.014 per share. They will likely sell a portion of their stock if the market price goes above $0.02. If they do sell there stock into the market, the sales may cause the market price of the stock to drop.

Cautionary Statement Regarding Forwarding-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

ITEM 2. DESCRIPTION OF PROPERTIES.

As of June 30, 2002 we do not own any properties. In May 2001, we acquired an option to participate in a 5% working interest in respect of the exploration of certain oil and natural gas interests in the state of California referred to as the Coalinga Nose Prospect. This project failed in approximately March 2002.

On September 25, 2002 we entered into a Letter of Intent with ADS Drilling Services Inc. ("ADS"). "). Pursuant to the Letter of Intent, we are entitled to acquire all of the issued and outstanding shares of ADS, subject to certain terms and conditions, including raising necessary financing for operations. ADS is a privately held company specializing in directional drilling for the oil and gas industry. All of its current operations are situated within Houston, Texas.

Our offices are located at 1030 West Georgia Street, Suite 1208, Vancouver, British Columbia, Canada V6E 2Y3. Our telephone number is (604) 662-7900. We lease our office space from Alpha Beta Developments Ltd. on a month to month basis and our monthly rental is $350. During the fiscal year ending June 30, 2002, we paid $5,600 for rent.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

At June 30, 2002, no market existed for our securities. On July 1, 2002, our securities began trading on the over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "GOCM". On September 27, 2002 the bid price was $1.11 and the offer price was $1.40.

On August 16, 2002, we declared a stock dividend. The record date for the dividend was September 2, 2002 with delivery of the stock dividend certificates by September 5, 2002. The Company issued three (3) additional shares of common stock for each one share outstanding. Prior to the dividend there were 7,000,000 shares of common stock issued and outstanding. Immediately following the dividend there were 28,000,000 shares of common stock issued and outstanding. The foregoing prices reflect the stock dividends.

On September 5, 2002 we had 58 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 28,000,000 shares of common stock outstanding as of September 2, 2002, 20,000,000 shares were issued to our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933 with the exception of the one year holding period contained therein.

Dividends

On August 16, 2002, we declared a stock dividend. The record date for the dividend was September 2, 2002 with delivery of the stock dividend certificates by September 5, 2002. The Company issued three (3) additional shares of common stock for each one share outstanding. Prior to the dividend there were 7,000,000 shares of common stock issued and outstanding. Immediately following the dividend there were 28,000,000 shares of common stock issued and outstanding.

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Our dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

Our Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Section 16(a)

We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Cautionary Statement Regarding Forwarding-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

Financial Condition, Liquidity and Capital Resources

We are in the business of acquiring and exploring oil and gas properties and interests. We currently do not own any properties or interests on which to explore for oil and gas.

On January 2002, we completed our public offering by raising $200,000. We sold 8,000,000 shares (post three for one dividend on September 2, 2002) of our common stock at an offering price of $0.025 per share.

At June 30, 2002, we had a deficit working capital of $(24,077) compared to deficit working capital of $(98,648) at June 30, 2001. This change is primarily the result of our stock issuance proceeds of $200,000, more than offsetting accounts payable and payment of related party loans.

At June 30, 2002, our total assets of $30,203 consisted of cash. This compares favorably with our assets at June 30, 2001 of $1,713 in cash.

At June 30, 2002, our total liabilities decreased to $54,280 from $100,361 at June 30, 2001, primarily reflecting repayment of promissory notes due to our President, Talal Yassin, in the amount of $65,075.

We have not had revenues from inception. Although there may be insufficient capital to fully acquire, explore and develop any property or interest, we expect to survive with funding from sales of our company's securities and, as necessary, or from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We believe we cannot satisfy our cash requirements in the future and we will have to raise additional cash immediately. We are currently considering potential means of raising financing.

We will not be conducting any product research or development.

We do not expect to purchase or sell any significant equipment.

We expect significant changes in the number of our employees if we are able to make an acquisition. As of September 25, 2002, we entered into a letter of intent with ADS Drilling Services Inc. ("ADS") to acquire all of their issued and outstanding shares, subject to certain terms and conditions. If we complete this acquisition, management of ADS (and possibly other additional management) will become our employees.

Results of Operations

Our Company posted losses of $125,429 for the year ending June 30, 2002. The principal components of the loss were exploration expenditures and working interest acquisitions.

Operating expenses for the year ending June 30, 2002 were $125,429, down almost $376,148 from the short year ending June 30, 2001, primarily as a result of decreased executive compensation expenses, which were $275,000 in the year ended June 30, 2001 and $0 thereafter.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
Geocom Resources Inc.
(formerly Commerce Direct Inc.)

We have audited the accompanying balance sheets of Geocom Resources Inc. (formerly Commerce Direct Inc.) as at June 30, 2002 and 2001 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended and the cumulative amounts from date of incorporation on June 19, 2000 to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Geocom Resources Inc. (formerly Commerce Direct Inc.) as at June 30, 2002 and 2001 and the results of its operations and its cash flows for the years then ended and the cumulative amounts from date of incorporation on June 19, 2000 to June 30, 2002 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Geocom Resources Inc. (formerly Commerce Direct Inc.) will continue as a going concern. The Company is in the exploration stage and does not have the necessary working capital for its planned activity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Davidson & Company

DAVIDSON & COMPANY

Chartered Accountants
Vancouver, Canada
August 13, 2002

A Member of SC International
Suite 1200, 609 Granville Street, P.O. Box 10372, Canaccord Tower, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

GEOCOM RESOURCES INC.
(formerly Commerce Direct Inc.)
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in U.S. dollars)
AS AT JUNE 30

	2002	2001
ASSETS
Current
Cash	$ 30,203	$ 1,713
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable and accrued liabilities	$ 9,619	$ 4,231
Notes payable (Note 6)	6,985	72,060
Due to related parties (Note 7)	37,676	24,070
Total current liabilities	54,280	100,361
Stockholders' deficiency
Capital stock (Note 8)
Authorized 100,000,000 common shares with a par value of $0.00001
Issued and outstanding 28,000,000 common shares with a par value of $0.00001 (2001 - 20,000,000)	280	200
Additional paid-in capital	477,220	277,300
Deficit accumulated during the exploration stage	(501,577)	(376,148)
Total stockholders' deficiency	(24,077)	(98,648)
Total liabilities and stockholders' deficiency	$ 30,203	$ 1,713

Organization of the Company (Note 1)

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES INC.
(formerly Commerce Direct Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

	Cumulative Amounts From Date of Incorporation on June 19, 2000 to June 30, 2002	Year Ended June 30, 2002	Year Ended June 30, 2001
EXPENSES
Consulting fees	$ 20,000	$ -	$ 20,000
Executive compensation	275,000	-	275,000
Exploration expenditures	129,775	129,775	-
Filing fees	320	85	235
Interest expense	6,631	6,443	188
Office and miscellaneous	1,721	1,006	715
Oil and gas working interest acquisitions (Note 5)	92,060	20,000	72,060
Oil and gas working interest recovery (Note 5)	(50,000)	(50,000)	-
Professional fees	16,479	11,479	5,000
Rent	5,600	4,200	1,400
Transfer agent fees	3,991	2,441	1,550
Loss for the period	$ (501,577)	$ (125,429)	$ (376,148)
Basic and diluted loss per common share		$ (0.01)	$ (0.02)
Weighted average number of common shares outstanding		23,134,247	20,000,000

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES INC.
(formerly Commerce Direct Inc.)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Expressed in U.S. dollars)

	Common Stock		Additional	Deficit Accumulated During the	Total
	Shares	Amount	Paid-in Capital	Exploration Stage	Stockholders' Deficiency
Balance, June 30, 2000	-	$ -	$ -	$ -	$ -
Capital stock issued for cash	10,000,000	100	2,400	-	2,500
Capital stock issued for services	10,000,000	100	274,900	-	275,000
Loss for the year	-	-	-	(376,148)	(376,148)
Balance, June 30, 2001	20,000,000	200	277,300	(376,148)	(98,648)
Capital stock issued for cash	8,000,000	80	199,920	-	200,000
Loss for the year	-	-	-	(125,429)	(125,429)
Balance, June 30, 2002	28,000,000	$ 280	$ 477,220	$ (501,577)	$ (24,077)

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES INC.
(formerly Commerce Direct Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Cumulative Amounts From Date of Incorporation on June 19, 2000 to June 30, 2002	Year Ended June 30, 2002	Year Ended June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (501,577)	$ (125,429)	$ (376,148)
Items not affecting cash:
Shares issued for services	275,000	-	275,000
Acquisition of oil and gas working interest paid by related party on behalf of the Company	72,060	-	72,060
Accrued consulting fees, related party	20,000	-	20,000
Accrued interest expenses, related party	6,631	6,443	188
Expenses and exploration expenditures paid by related party on behalf of the Company	115,970	112,088	3,882
Changes in non-cash working capital item:
Increase in accounts payable and accrued liabilities	9,619	5,388	4,231
Net cash used in operating activities	(2,297)	(1,510)	(787)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable to related party	(170,000)	(170,000)	-
Issuance of capital stock	202,500	200,000	2,500
Net cash provided by financing activities	32,500	30,000	2,500
Increase in cash during the period	30,203	28,490	1,713
Cash, beginning of the period	-	1,713	-
Cash, end of the period	$ 30,203	$ 30,203	$ 1,713
Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	-	-	-
Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for services	$ 275,000	$ -	$ 275,000
Note payable accrued for acquisition of oil and gas working interests	72,060	-	72,060

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES INC.
(formerly Commerce Direct Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS|
(Expressed in U.S. dollars)
JUNE 30, 2002

1. ORGANIZATION OF THE COMPANY

The Company was incorporated on June 19, 2000 under the laws of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada.

The Company changed its name from Commerce Direct Inc., filed its Initial List of Directors and Officers, and commenced operations on April 23, 2001.

The Company entered the exploration stage in accordance with Statements of Financial Accounting Standards ("SFAS") No. 7 on June 19, 2000. The Company is in the business of acquiring and exploring oil and natural gas interests.

2. GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of oil and natural gas interests, if found. The Company's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of oil and natural gas interests.

	2002	2001
Deficit accumulated during the exploration stage	$ (501,577)	$ (376,148)
Working capital (deficiency)	(24,077)	(98,648)

3. SIGNIFICANT ACCOUNTING POLICIES

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

Oil and gas properties

The Company has adopted the "successful efforts" method of accounting for its oil and gas exploration and development activities, as set forth in SFAS No. 19, as amended, issued by the FASB. Under this method, except for acquisition costs of properties, a direct relationship between costs incurred and specific reserves discovered is required before costs are identified with assets. An acquired property is regarded as an asset until either a determination is made that it does not contain oil and gas reserves or the property is surrendered. Capitalized costs relating to producing properties are amortized as the reserves underlying those properties are produced.

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

Disclosure about segments of an enterprise and related information

SFAS 131, " Disclosure About Segments of an Enterprise and Related Information" requires use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reporting segments are based on products and services, geography, legal structure, management structure, or any other manner in which the management disaggregates a company. Currently, SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment, that being oil and gas exploration, in the United States of America.

Recent accounting pronouncements

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

In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 is required to be adopted for fiscal years beginning after December 15, 2001.

In April 2002, FASB issued Statements of Financial Accounting No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally SFAS 145 is effective for transactions occurring after May 15, 2002.

In June 2002, the FASB issued Statements of Financial Accounting Standards No. 146 ("SFAS 146") "Accounting for Costs Associated with Exit or Disposal Activities" that nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF Issue 94-3") "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF Issue 94-3 had recognized the liability at the commitment date to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

4. FINANCIAL INSTRUMENTS

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

5. OIL AND NATURAL GAS PROPERTIES

The Company's current project is its option in respect of the Coalinga Nose Prospect ("Coalinga"). The project involves Greka, AM, Inc. ("Greka"), Nahama Natural Gas Company ("Nahama") and George Froley ("Froley") who are the owners of the oil and gas leases covering the lands in Fresno County, California. On January 1, 2001, Production Specialties Co. ("Production") entered into a joint operating agreement with Greka, Nahama and Froley whereby Production obtained a 100% working interest and a 100% net revenue interest less applicable landowner royalties covering the prospect. Production then entered into a letter agreement dated March 19, 2001 with Brothers Oil and Gas Inc. ("Brothers") and Olympic Resources (Arizona) Ltd. ("Olympic") whereby Production farmed out to Brothers and Olympic, 100% of Production's interest in the prospect. Brothers then offered to a director of the Company an option to participate in a 5% working interest in the farmout described above.

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

On January 18, 2002, the Company assigned 1% of the net working interest of Coalinga to Denstone Ventures Ltd. ("Denstone") in exchange for $50,000. As part of the agreement, Denstone also agreed to pay the Company's proportionate share of the generation costs of Coalinga and the Company's proportionate share of all authorizations for expenditures received by and or behalf of the working interest holders to date, whether or not the same have been satisfied.

On January 31, 2002, the Company acquired an additional 1% working interest in Coalinga for consideration of $20,000 from another party.

The Company's working interest in Coalinga as of June 30, 2002 was 5%. The Company is obligated to pay its proportionate share of costs with respect to its 5% working interest. During the year ended June 30, 2002, the Company paid $129,775 of such costs. As of June 30, 2002, the Company had no outstanding liability with respect to these costs. The Company's management has determined that the working interest is not economically viable and does not intend to proceed with the development of this property in the future.

6. NOTES PAYABLE

During the year ended June 30, 2001, the Company issued two promissory notes to a director of the Company in the amounts of $22,500 and $49,560. During the year ended June 30, 2002, the Company issued a promissory note in the amount of $104,926. Each promissory note is payable on demand or to the order of the director and bears interest at the rate of 10% per annum. If the Company fails to pay on demand the balance of the principal sum, the promissory note shall become immediately due and payable. During the year ended June 30, 2002, the Company made principal payments with respect to the notes outstanding in amounts totaling $170,000.

As at June 30, 2002, the Company accrued $6,531 (June 30, 2001 - $188) of interest to the director of the Company. This amount has been included in the amount due to related parties.

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

b) The amounts due to related parties at June 30, 2002 of $37,676 (June 30, 2001 - $24,070) are due to directors of the Company. Pursuant to a consulting agreement, the Company agreed to compensate a director of the Company by paying him a total of $20,000 (June 30, 2001 - $Nil) on the completion of a public offering of the Company's common stock pursuant to its SB-2 Registration Statement. The public offering has been completed and the full amount is due and payable. This amount is non-interest bearing. The balance of the amounts due to related parties of $17,676 (June 30, 2001 - $Nil) is non-interest bearing and has no fixed terms of repayment.

c) During the year ended June 30, 2002, professional and administrative expenses of $9,822 (June 30, 2001 - $Nil) and exploration expenditures of $102,366 (June 30, 2001 - $Nil) were paid by a director on behalf of the Company.

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

During the year ended June 30, 2002, 8,000,000 shares (post-split, Note 10) were issued at $0.025 (post split, Note 10) per share for total cash proceeds of $200,000.

9. INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2002	2001
Loss before income taxes	$ (125,429)	$ (376,148)
Expected income tax recovery	$ (42,646)	$ (127,890)
Unrecognized benefits of non-capital losses	42,646	127,890
Total income tax recovery	$ -	$ -

Details of the Company's future income tax assets are as follows:

	2002	2001
Future income tax assets:
Non-capital loss carryforwards	$ 171,000	$ 128,000
Valuation allowance	(171,000)	(128,000)
Net future income tax assets	$ -	$ -

The Company has non-capital losses carried forward of approximately $502,000 which expire through 2022. They may be utilized to offset future taxable income. Future tax benefits, which may arise as a result of these losses and resource expenditures have not been recognized in these financial statements.

10. SUBSEQUENT EVENT

Subsequent to June 30, 2002, the Company declared a stock split effected in the form of a dividend of three common shares for each issued and outstanding common share of the Company such that there will be a total of 28,000,000 common shares issued and outstanding upon completion of the stock split. Accordingly, all references to number of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to June 30, 2001, included in this report have been audited by Davidson & Company, Chartered Accountants, 1200 - 609 Granville Street, Vancouver, B.C., V7Y 1G6, as set forth in their report included herein.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of the Company are as follows:

Name	Age	Position(s)
Talal R. Yassin	29	President, Treasurer, Chief Financial Officer and a member of the Board of Directors
Andrew B. Stewart	30	Secretary, Corporate Finance Officer, and a member of the Board of Directors
Lawford Duprés	64	Chief Technical Officer and a member of the Board of Directors

All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the Bylaws of the Company. All officers have a term of office lasting until their removal or replacement by the board of directors.

Talal R. Yassin has been our President, Treasurer, Chief Financial Officer and a member of our board of directors since inception.

  Since January 2001 Mr. Yassin has been the President and Chief Executive Officer of Universco Broadband Networks Inc., a British Columbia company providing broadband wireless communications services.
  Since September 2000 Mr. Yassin has been a director of Info Touch Technologies Corp. (IFT:CDNX). Since May 2000 Mr. Yassin has been a director and the Chief Financial Officer of Cora Capital Corp. (COD:CDNX), a wireless communications company.
  Since January 2000 Mr. Yassin has been involved with the inception and financing of Transmeridian Corp., the parent company of Realestatetours.com., a Vancouver based company offering web services and marketing tools to real estate brokers.
  Since 1996 Mr. Yassin has been the Vice President of Development and a director of Alpha Beta Developments Ltd., a private Vancouver based real estate development company, where he is involved in numerous aspects of the real estate and development business, including acquisitions, financing, construction and marketing.
  In 1996 Mr. Yassin obtained his Bachelor of Arts Degree from Simon Fraser University, British Columbia.
  Mr. Yassin is fluent in Arabic and Greek and has developed substantial contacts in the land and development industry inside and outside of North America.

Andrew B. Stewart has been our Secretary, Corporate Finance Officer and a member of our board of directors since inception.

  Mr. Stewart is a practicing corporate finance lawyer in Vancouver, British Columbia where he specializes in corporate and securities law. Mr. Stewart is a Free Miner in the Province of British Columbia.
  Since August 2001 Mr. Stewart has been the Executive Vice President, director and Secretary of Voxaura Technologies Inc., a global developer and manufacturer of wireless components and systems for the communications infrastructure market.
  Since November 2001 Mr. Stewart has been the Secretary and a director of Altus Explorations Inc., an exploration state mineral exploration company.
  Since July 2001 Mr. Stewart has been the President and a director of Gusana Explorations Inc., an exploration stage mineral exploration company.
  Since January 2001 Mr. Stewart has been the Secretary and director of Universco Broadband Networks Inc., a British Columbia company providing broadband wireless communications services.
  From November 2000 to May 2001 Mr. Stewart practiced as a corporate and securities lawyer with Catalyst Corporate Finance Lawyers, in Vancouver, British Columbia.
  From May 1999 to November 2000 Mr. Stewart practiced as a tax lawyer with Thorsteinssons, Tax Lawyers, where he assisted clients with a variety of corporate tax planning, compliance and litigation matters.
  In 1998 Mr. Stewart obtained his Master of Laws from the University of Cambridge, England.
  Since 1998 Mr. Stewart has been a member of the British Columbia Bar, the Canadian Bar Association and the British Columbia Bar Association.
  In 1997 Mr. Stewart obtained his Bachelor of Laws from the University of Alberta (Silver Medal) with Distinction.
  Between 1996 and 1998 Mr. Stewart worked at the Vancouver commercial litigation firm, Hordo, Ross & Bennett.
  In 1994 Mr. Stewart obtained his Bachelor of Arts from the University of British Columbia.

Lawford Duprés has been our Chief Technical Officer and a member of our board of directors since inception.

  Born in Trinidad & Tobago, Mr. Duprés has thirty-four years of international experience in the Petroleum industry.
  Since 1998 Mr. Duprés has been the Executive Director of the Trinidad & Tobago Bureau of Standards where he manages a staff of 185 employees engaged in the development and enforcement of standards within the manufacturing and service sectors.
  From 1997 to 1998 Mr. Duprés was the President, Chief Executive Officer and managing director of the state owned Petroleum Company of Trinidad and Tobago (now Petronin). Mr. Duprés was responsible for overall company performance and the implementation of a strategic plan, targeting cost reductions, increased refinery throughputs, reorganization of corporate structure and realignment of service functions for improved efficiency and accountability, which he developed with the assistance of a major U.S. consultant. Mr. Duprés spearheaded the development of significant engineering capability within Petronin to design and implement major corporate capital works, computer based systems and new standards/specifications for its engineering division. Mr. Duprés has participated in extensive interactions with large international companies, state companies, government ministries and other state agencies during business, licensor and contract negotiations. He coordinated engineering studies and contracts development for several projects in Trinidad & Tobago involving both international and state companies.
  From 1993 to 1997 Mr. Duprés was the Divisional Manager of Marketing and Business Development for Petronin where he led the marketing and business development efforts of the company to increase procurement of crude oil and refinery sales arising out of a major refinery upgrading at Pointe-a-Pierre, Trinidad. Prior to that Mr. Duprés held the position of Divisional Manager of General Engineering and Technical Services for the Trinidad and Tobago Oil Company Ltd.
  From 1980 to 1990 Mr. Duprés occupied the positions of Project Executive, Divisional Manager of Planning, Technology and Information Services and Divisional Manager of General Engineering for the Trinidad & Tobago Oil Company Ltd.
  Between 1964 and 1975, Mr. Duprés worked for Esso Imperial Oil Company of Canada Ltd. at the refineries in Vancouver, British Columbia and Sarnia, Ontario as well as the company's head office in Toronto, Ontario where he was involved in process engineering, logistics, facilities planning, economic analysis and refinery scheduling.
  Mr. Duprés has a Bachelor of Applied Sciences Degree in Chemical Engineering from the University of British Columbia and one year of his MBA degree at the University of Toronto.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers and management (the "Named Executive Officer") during the three most recent fiscal years.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name & Principal Position	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs	All LTIP Payments	Other Compensation
Talal Yassin, President, Treasurer and Chief Financial Officer	_	_	_	$110,000	_	_	_
Andrew B. Stewart, Secretary, Corporate Finance Officer	_	_	_	$110,000	_	_	_
Lawford Duprés, Chief Technical Officer	_	_	_	$55,000	_	_	_

*All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2002.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Officers and Directors.

The directors did not receive any other compensation for serving as members of the board of directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors.

At present, our only employees are Messrs. Yassin, Stewart and Duprés, our officers and directors. Our officers were compensated for their services by the issuance of common shares. In addition, subsequent to our fiscal year end, we entered into management service contracts with Mr. Yassin and Mr. Stewart dated August 14, 2002. Pursuant to the agreements, Messrs. Yassin and Stewart will be entitled to collect management fees in the amount of $10,000 per month upon our raising of at least $2 Million in financing. They will also be entitled to receive stock options if and when we implement a stock option plan.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of September 27, 2002, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address of Beneficial Owner [1]	Number of Shares Owned (Post 3 for 1 Dividend on Sept. 2, 2002)	Office/Position	Percentage of Ownership
Talal Yassin 1325 Cammeray Rd. West Vancouver, BC Canada, V7S 2N2	8,000,000	President, Treasure and member of Board of Directors	28.57%
Andrew B. Stewart 3301 - 1009 Expo Blvd. Vancouver, BC Canada, V6E 4P1	8,000,0000	Secretary, Corporate Finance Officer and member of Board of Directors	28.57%
Lawford Duprés 24 Westvale Ave. Glencoe Trinidad & Tobago, WI	4,000,000	Chief Technical Officer and member of Board of Directors	14.29%

[1] The persons named above are our parents and promoters within the meaning of such terms under the Securities Act of 1933 by virtue of their direct and indirect stock holdings.

Changes in Control

On September 25, 2002 we entered into a Letter of Intent with ADS Drilling Services, Inc. ("ADS"). Pursuant to the Letter of Intent, we are entitled to acquire all of the issued and outstanding shares of ADS in exchange for the issuance of 3,875,000 common shares. This share issuance represents 14% of the current number of issued and outstanding common shares. Following the share issuance, this issuance will represent 12% of the total number of issued and outstanding common shares. The acquisition is subject to a number of conditions set out in the Letter of Intent, including our complete due diligence review of ADS, the securing of necessary financing, and the agreement of current management of ADS to join our management for a mutually agreeable term.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In May 2001, we issued a total of 5,000,000 shares of restricted common stock to Talal Yassin, Andrew B. Stewart and Lawford Duprés, officers and directors of our company. This was accounted for as a compensation expense of $275,000 and advances $2,500.

Since our inception, Mr. Yassin, advanced loans to us in the total sum of $184,248, which were used for organizational and start-up costs, operating capital, acquisition expenses and working interest expenditures. As of June 30, 2002, $170,000 of these loans was repaid.

On May 4, 2001 we entered into a consulting agreement with Mr. Stewart, in his capacity as a securities lawyer and not in his capacity as a director or officer, for his provision of legal advice and services in respect of an offering carried out pursuant to a Form SB-2 Registration Statement declared effective on December 26, 2001, in exchange for the payment of $20,000 to be made on completion of the offering.

We lease our office space from Alpha Beta Developments Ltd. on a month to month basis and our monthly rental is $350. Talal Yassin, our President, is a director and officer of Alpha Beta Developments Ltd. During the fiscal year ending June 30, 2002, we paid $5,600 for rent.

On December 26, 2001, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective. We raised a total of $200,000 by selling a total of 8,000,000 common shares (post 3 for 1 dividend) at a price of $0.025 per share.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

We have filed three (3) Form 8-Ks since inception.

On August 13, 2002 we filed a Form 8-K in respect of a Letter of Intent which we entered with Princeton Financial Group Inc. ("Princeton") for an assignment of the right to acquire all of the issued and outstanding shares of Glacier Ridge Resources Inc. The Form 8-K also disclosed the appointment to our board of director of Mr. Ryan K. Henning, CEO of Princeton, in connection with the proposed acquisition.

On September 4, 2002 we filed a Form 8-K in respect of a three (3) for one (1) stock dividend. The record date for the dividend was September 2, 2002 with delivery of the stock dividend certificates by September 5, 2002.

On September 30, 2002 we filed a Form 8-K in respect of the termination of the Letter of Intent with Princeton Financial Group Inc. and the resignation of Mr. Ryan Henning from our board of directors. The Letter of Intent was canceled due to an inability to raise necessary financing for the acquisition. In addition, the Form 8-K also disclosed a Letter of Intent which we entered with ADS Drilling Services Inc. on September 25, 2002, pursuant to which we are entitled to acquire all of the issued and outstanding shares of ADS in exchange for the issuance of 3,875,000 common shares, and subject to other conditions.

Exhibits

The following Exhibits are incorporated herein by reference to the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-62484 on June 7, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 4.1 99.1	Articles of Incorporation. Bylaws. Specimen Stock Certificate. Subscription Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of September, 2002.

GEOCOM RESOURCES, INC. (Registrant)
BY:	/s/ Talal R. Yassin Talal R. Yassin, President, Chief Executive Officer, Treasurer, Chief Financial Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Talal R. Yassin Talal R. Yassin	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors	09/30/2002
/s/ Andrew B. Stewart Andrew B. Stewart	Secretary, Corporate Finance Officer and a member of the Board of Directors	09/30/2002
/s/ Lawford Duprés Lawford Duprés	Chief Technical Officer and member of the Board of Directors	09/30/2002