Form 10QSB
period 2002-09-30
GEOCOM RESOURCES INC
filed 2002-11-20
CIK 1141787

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended September 30, 2002

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from [  ] to [  ]

Commission file number 333-62484

GEOCOM RESOURCES INC.
(Exact name of small business issuer specified in its charter)
NEVADA	98-0349734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
#1208-1030 WEST GEORGIA STREET VANCOUVER, BRITISH COLUMBIA CANADA V6E 2Y3
(Address of Principal Executive Offices)
(604) 662-7900
Issuer's telephone number, including area code
Not Applicable
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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2002 there were 28,000,000 common shares outstanding.

GEOCOM RESOURCES, INC.
INDEX

Page
PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Balance Sheet as of September 30, 2002 (unaudited)	4
Statements of Operations for the cumulative period from incorporation to September 30, 2002, for the three month period ended September 30, 2002, for the three month period ended September 30, 2001 (unaudited)	5
Statements of Stockholder Deficiency as of September 30, 2002 (unaudited)	6
Statements of Cash Flow for the cumulative period ended September 30, 2002, for the three month period ended September 30, 2002 and for the three month period ended September 30, 2001 (unaudited)	7
Notes to Financial Statements (unaudited)	8-10
Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations	11
PART II - OTHER INFORMATION	12
Item 1 - Legal Proceedings	12
Item 2 - Change in Securities and Use of Proceeds	12
Item 3 - Defaults Upon Senior Securities	12
Item 4 - Submission of Matters of a Vote of Security Holders	12
Item 5 - Other Information	12
Item 6 - Exhibits and Other Reports on Form 8-K	12
FINANCIAL DATA SCHEDULE	14

SAFE HARBOR STATEMENT

This quarterly report on Form 10-QSB includes forward-looking statements. All statements, other than statements of historical fact made in this Quarterly Report on Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of Geocom Resources Inc. The Company's actual results may differ significantly from management's expectations.

In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this quarterly report to conform them to actual results.

The following financial information and discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002. The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

Item 1. Financial Statements - September 30, 2002

GEOCOM RESOURCES INC.
(formerly Commerce Direct Inc.)
(An Exploration Stage Company)
|BALANCE SHEETS
(Expressed in U.S. dollars)
(Unaudited)

	September 30, 2002	June 30, 2002
ASSETS
Current
Cash	$ 22	$ 30,203
Total assets	$ 22	$ 30,203
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable and accrued liabilities	$ 11,268	$ 9,619
Notes payable (Note 3)	2,431	6,985
Due to related parties (Note 4)	22,676	37,676
Total current liabilities	36,375	54,280
Commitment (Note 9)
Stockholders' deficiency
Capital stock (Note 5)
Authorized - 100,000,000 common shares with a par value of $0.00001
Issued and outstanding - 28,000,000 common shares with a par value of $0.00001 (June 30, 2002 - 28,000,000)	280	280
Additional paid-in capital	477,220	477,220
Deficit accumulated during the exploration stage	(513,853)	(501,577)
Total stockholders' deficiency	(36,353)	(24,077)
Total liabilities and stockholders' deficiency	$ 22	$ 30,203

Organization of the Company (Note 1)

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES INC.
(formerly Commerce Direct Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)
(Unaudited)

	Cumulative Amounts From Date of Incorporation on June 19, 2000 to September 30, 2002	Three Month Period Ended September 30, 2002	Three Month Period Ended September 30, 2001
EXPENSES
Consulting fees	$ 20,000	$ -	$ -
Executive compensation	275,000	-	-
Exploration expenditures	129,775	-	-
Filing fees	320	-	-
Interest expense	6,695	64	1,801
Office and miscellaneous	4,354	2,633	362
Oil and gas working interest acquisitions (Note 6)	92,060	-	-
Oil and gas working interest recovery (Note 6)	(50,000)	-	-
Professional fees	17,599	1,120	2,282
Rent	6,650	1,050	1,050
Transfer agent fees	4,791	800	90
Travel and promotion	6,609	6,609	-
Loss for the period	$ (513,853)	$ (12,276)	$ (5,585)
Basic and diluted loss per common share		$ (0.01)	$ (0.01)
Weighted average number of common shares outstanding		28,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES INC.
(formerly Commerce Direct Inc.)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Expressed in U.S. dollars)
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	Stage	Deficiency
Balance, June 30, 2000	-	$ -	$ -	$ -	$ -
Capital stock issued for cash	10,000,000	100	2,400	-	2,500
Capital stock issued for services	10,000,000	100	274,900	-	275,000
Loss for the year	-	-	-	(376,148)	(376,148)
Balance, June 30, 2001	20,000,000	200	277,300	(376,148)	(98,648)
Capital stock issued for cash	8,000,000	80	199,920	-	200,000
Loss for the year	-	-	-	(125,429)	(125,429)
Balance, June 30, 2002	28,000,000	280	477,220	(501,577)	(24,077)
Loss for the period	-	-	-	(12,276)	(12,276)
Balance, September 30, 2002	28,000,000	$280	$ 477,220	$ (513,853)	$ (36,353)

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES INC.
(formerly Commerce Direct Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(Unaudited)

	Cumulative Amounts From Date of Incorporation on June 19, 2000 to September 30, 2002	Three Month Period Ended September 30, 2002	Three Month Period Ended September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (513,853)	$ (12,276)	$ (5,585)
Items not affecting cash:
Shares issued for services	275,000	-	-
Acquisition of oil and gas working interest and exploration expenditure paid by related party	188,030	-	5,225
Accrued consulting fees to a related party	20,000	-	-
Accrued interest on note payable to a related party	6,695	64	1,801
Changes in non-cash working capital item:
Increase (decrease) in accounts payable and accrued liabilities	11,268	1,649	(2,943)
Net cash used in operating activities	(12,860)	(10,563)	(1,502)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of amount due to related party	(15,000)	(15,000)	-
Repayment of note payable to related party	(174,618)	(4,618)	-
Issuance of capital stock	202,500	-	-
Net cash provided by (used in) financing activities	12,882	(19,618)	-
Change in cash during the period	22	(30,181)	(1,502)
Cash, beginning of the period	-	30,203	1,713
Cash, end of the period	$ 22	$ 22	$ 211
Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	-	-	-
Supplemental disclosure with respect to cash flows:
Common shares issued for services	$ 275,000	$ -	$ -
Note payable accrued for acquisition of oil and gas working interests	72,060	-	-

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES INC.
(formerly Commerce Direct Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited)
SEPTEMBER 30, 2002

1. ORGANIZATION OF THE COMPANY

The Company was incorporated on June 19, 2000 under the laws of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada. During the period, the Company declared a stock dividend of common shares on a 3 for 1 basis. All per share amounts reflect the stock dividend.

The Company changed its name from Commerce Direct Inc., filed its Initial List of Directors and Officers, and commenced operations on April 23, 2001.

The Company is in the exploration stage as it has not generated significant revenues from operations. The Company is in the business of acquiring and exploring oil and natural gas interests.

In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2002. The results of operations for the three month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending June 30, 2003.

2. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, potential revenues from the expected acquisition, exploration and development of oil and natural gas interests, if found. The Company's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of oil and natural gas interests. The financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

	September 30, 2002	June 30, 2002

Deficit accumulated during the exploration stage	$ (513,853)	$ (501,577)
Working capital (deficiency)	(36,353)	(24,077)

3. NOTES PAYABLE

The promissory notes are due to directors and are payable on demand or to the order of the director and bear interest at the rate of 10% per annum.

To date, the Company has accrued $6,595 (June 30, 2002 - $6,531) of interest to a director of the Company. This amount has been included in the amount due to related parties.

4. RELATED PARTY TRANSACTIONS

a) The amounts due to related parties at September 30, 2002 of $22,676 (June 30, 2002 - $37,676) are due to directors of the Company. The amounts are non-interest bearing and have no fixed terms of repayment. During the year ended June 30, 2001, pursuant to a consulting agreement, the Company agreed to compensate a director of the Company by paying him a total of $20,000 on the completion of a public offering of the Company's common stock pursuant to its SB-2 Registration Statement. The public offering has since been completed and the full amount was paid during the three month period ended September 30, 2002.

b) During the three month period ended September 30, 2002, professional and administrative expenses of $1,050 (September 30, 2001 - $5,225) were paid by a director on behalf of the Company.

The amounts charged to the Company for the services provided have been determined by negotiation among the parties and, in certain cases, are covered by signed agreements. These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

5. CAPITAL STOCK

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

During the year ended June 30, 2002, 8,000,000 shares were issued at $0.025 per share for total cash proceeds of $200,000.

During the three month period ended September 30, 2002, the Company declared a stock dividend of three common shares for each issued and outstanding common share of the Company such that there is a total of 28,000,000 common shares issued and outstanding upon completion of the stock dividend. All per share amounts reflect the stock dividend.

6. OIL AND NATURAL GAS PROPERTIES

The Company's working interest in the Coalinga Nose Project as of June 30, 2002 was 5%. The Company was obligated to pay its proportionate share of costs with respect to its 5% working interest. During the year ended June 30, 2002, the Company paid $129,775 of such costs. As of June 30, 2002, the Company had no outstanding liability with respect to these costs. The Company's management has determined that the working interest is not economically viable and does not intend to proceed with the development of this property in the future.

7. FINANCIAL INSTRUMENTS

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

8. SEGMENTED INFORMATION

The Company's operations are conducted in one industry segment, that being oil and gas exploration, in the United States of America.

9. COMMITMENT

During the three month period ended September 30, 2002, the Company entered into a Letter of Intent to acquire all of the issued and outstanding shares of ADS Drilling Services, Inc. ("ADS"), a company that specializes in directional drilling for the oil and gas industry. The Company is prepared to make a formal offer to purchase all of the issued and outstanding shares of ADS in exchange for the issuance of 3,875,000 common shares of the Company. In addition, the Company shall arrange financing for ADS in the amount of $1,500,000. All of the foregoing is subject to certain conditions, and shareholder and regulatory approval.

The Company and ADS have agreed to an ongoing extension of time to finalize the final form of an acquisition agreement.

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

From the inception of our business on April 23, 2001, we were engaged in a working interest in a farmout/participation agreement with Brothers Oil and Gas Inc. in respect of the exploration of certain oil and natural gas interests in the state of California referred to as the Coalinga Nose Prospect (the "Coalinga Project"). The Coalinga Project was unsuccessful and we commenced pursuing other oil and gas opportunities.

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

We entered into an ongoing extension of the letter of intent with ADS on October 31, 2002 for the purpose of finalizing the share exchange agreement.

We are currently looking for other strategic acquisitions within the oil and gas sector that will generate revenues, facilitate corporate development and strengthen our management team.

The Company's principal capital resources were acquired through issuance of common stock and from shareholder loans.

At September 30, 2002, there was a working capital deficiency of $(36,353) compared to a working capital deficiency of $(24,077) at June 30, 2002.

At September 30, 2002, the Company's total assets of $22 consist of only cash.

At September 30, 2002, the Company's total current liabilities decreased to $36,375 from $54,280 at June 30, 2002, primarily reflecting repayment of related party loans.

The Company has not had revenues from inception.

The Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations.

The Company posted losses of $12,276 for the three months ending September 30, 2002 and $513,853 since inception to September 30, 2002. The principal component of the loss was compensation expense and funding proportional working interest costs in the Coalinga Project.

Operating expenses for the three months ending September 30, 2002 were $12,276, compared to the three months ending September 30, 2001 which were $5,585.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 16, 2002, we declared a stock dividend. The record date for the dividend was September 2, 2002. We issued three (3) additional shares of common stock for each one share outstanding. Prior to the dividend there were 7,000,000 shares of common stock issued and outstanding. Immediately following the dividend there were 28,000,000 shares of common stock issued and outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350

99.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350

(b) Reports on Form 8-K

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

On September 30, 2002 we filed a Form 8-K in respect of the termination of the Letter of Intent with Princeton Financial Group Inc. and the resignation of Mr. Ryan Henning from our board of directors. The Letter of Intent was cancelled due to an inability to raise necessary financing for the acquisition. In addition, the Form 8-K also disclosed a Letter of Intent which we entered with ADS Drilling Services Inc. on September 25, 2002, pursuant to which we are entitled to acquire all of the issued and outstanding shares of ADS in exchange for the issuance of 3,875,000 common shares, and subject to other conditions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOCOM RESOURCES INC.

(Registrant)

By:___/s/ Talal R. Yassin_________ President, CEO, Treasurer, Principal Accounting Officer & Director	By: /s/ Andrew B. Stewart Secretary, Corporate Finance Officer & Director
Date: November 18, 2002	Date: November 18, 2002

FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM THE SEPTEMBER 30, 2002 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS
ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS

Article 5 Registrants (Commercial and Industrial Companies)

<PERIOD-TYPE>	3-MOS
<FISCAL-YEAR-END>	JUN-30
<PERIOD-END>	SEP 30, 2002
<CASH>	22
<SECURITIES>	0
<RECEIVABLES>	0
<ALLOWANCES>	0
<INVENTORY>	0
<CURRENT-ASSETS>	22
<PP&E>	0
<DEPRECIATION>	0
<TOTAL-ASSETS>	22
<CURRENT-LIABILITIES>	36,375
<BONDS>	0
<PREFERRED-MANDATORY>	0
<PREFERRED>	0
<COMMON>	28,000,000
<OTHER-SE>	0
<TOTAL-LIABILITY-AND-EQUITY>	22
<SALES>	0
<TOTAL-REVENUES>	0
<CGS>	0
<TOTAL-COSTS>	0
<OTHER-EXPENSES>	0
<LOSS-PROVISION>	0
<INTEREST-EXPENSE>	0
<INCOME-PRETAX>	(12,276)
<INCOME-TAX>	0
<INCOME-CONTINUING>	(12,276)
<DISCONTINUED>	0
<EXTRAORDINARY>	0
<CHANGES>	0
<NET-INCOME>	(12,276)
<EPS-PRIMARY>	(0.01)
<EPS-DILUTED>	(0.01)