Form 10QSB
period 2002-12-31
GEOCOM RESOURCES INC
filed 2003-02-14
CIK 1141787

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended December 31, 2002

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from [  ] to [  ]

Commission file number 333-62484

GEOCOM RESOURCES INC.
(Exact name of small business issuer specified in its charter)
NEVADA	98-0349734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
#1208-1030 WEST GEORGIA STREET, VANCOUVER, BRITISH COLUMBIA, CANADA V6E 2Y3
(Address of Principal Executive Offices)
(604) 662-7900
Issuer's telephone number, including area code
N/A
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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2002 there were 28,000,000 common shares outstanding.

GEOCOM RESOURCES, INC.
INDEX

PART I - FINANCIAL INFORMATION	Page
Item 1 - Financial Statements
Balance Sheet as of December 31, 2002 (unaudited)	4
Statements of Operations for the cumulative period from incorporation to December 31, 2002, for the three month period ended December 31, 2002, for the three month period ended December 31, 2001, for the six month period ended December 31, 2002, and for the six month period ended December 31, 2001 (unaudited)	5
Statements of Stockholder Deficiency as of December 31, 2002 (unaudited)	6
Statements of Cash Flow for the cumulative period ended December 31, 2002, for the six month period ended December 31, 2002 and for the six month period ended December 31, 2001 (unaudited)	7
Notes to Financial Statements (unaudited)	8-10
Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations	11
PART II OTHER INFORMATION	12
Item 1 Legal Proceedings	12
Item 2 Change in Securities and Use of Proceeds	12
Item 3 Defaults Upon Senior Securities	12
Item 4 Submission of Matters of a Vote of Security Holders	12
Item 5 Other Information	12
Item 6 Exhibits and Other Reports on Form 8-K	12
FINANCIAL DATA SCHEDULE	14

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

Item 1. Financial Statements December 31, 2002

GEOCOM RESOURCES INC.

(formerly Commerce Direct Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in U.S. dollars)
		December 31, 2002	June 30, 2002
		(Unaudited)
ASSETS
Current
Cash		$ -	$ 30,203
Total assets		$ -	$ 30,203

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Bank indebtedness		$ 25	$ -
Accounts payable and accrued liabilities		17,349	9,619
Notes payable (Note 3)		2,491	6,985
Due to related parties (Note 4)		54,114	37,676
Total current liabilities		73,979	54,280
Commitment (Note 9)
Stockholders deficiency
Capital stock (Note 5)
Authorized
100,000,000	common shares with a par value of $0.00001
Issued and outstanding
28,000,000	common shares with a par value of $0.00001 (June 30, 2002 28,000,000)	280	280
Additional paid-in capital		477,220	477,220
Deficit accumulated during the exploration stage		(551,479)	(501,577)
Total stockholders' deficiency		(73,979)	(24,077)
Total liabilities and stockholders' deficiency		$ -	$ 30,203

Organization of the Company (Note 1)

 The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES INC.

(formerly Commerce Direct Inc.)

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(Unaudited)

	Cumulative Amounts From Date of Incorporation on June 19, 2000 to December 31, 2002	Three Month Period Ended December 31, 2002	Three Month Period Ended December 31, 2001	Six Month Period Ended December 31, 2002	Six Month Period Ended December 31, 2001
EXPENSES
Consulting fees	$ 50,760	$ 30,760	$ -	$ 30,760	$ -
Executive compensation	275,000	-	-	-	-
Exploration expenditures	129,775	-	102,366	-	102,366
Filing fees	1,115	795	-	795	-
Interest expense	6,755	60	2,835	124	4,636
Office and miscellaneous	4,521	167	222	2,800	584
Oil and gas working interest acquisitions (Note 6)	92,060	-	-	-	-
Oil and gas working interest recovery (Note 6)	(50,000)	-	-	-	-
Professional fees	20,097	1,498	3,374	3,618	5,656
Rent	7,700	1,050	1,050	2,100	2,100
Transfer agent fees	4,833	42	-	842	90
Travel and promotion	8,863	2,254	-	8,863	-
Loss for the period	$ (551,479)	$ (36,626)	$ (109,847)	$ (49,902)	$ (115,432)
Basic and diluted loss per common share		$ (0.01)	$ (0.02)	$ (0.01)	$ (0.02)
Weighted average number of common shares outstanding		28,000,000	5,000,000	28,000,000	5,000,000

  The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES INC.

(formerly Commerce Direct Inc.)

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY

(Expressed in U.S. dollars)

(Unaudited)

	Common Stock		Additional	Deficit Accumulated During the	Total
	Shares	Amount	Paid-in Capital	Exploration Stage	Stockholders' Deficiency
Balance, June 30, 2000	-	$ -	$ -	$ -	$ -
Capital stock issued for cash	10,000,000	100	2,400	-	2,500
Capital stock issued for services	10,000,000	100	274,900	-	275,000
Loss for the year	-	-	-	(376,148)	(376,148)
Balance, June 30, 2001	20,000,000	200	277,300	(376,148)	(98,648)
Capital stock issued for cash	8,000,000	80	199,920	-	200,000
Loss for the year	-	-	-	(125,429)	(125,429)
Balance, June 30, 2002	28,000,000	280	477,220	(501,577)	(24,077)
Loss for the period	-	-	-	(49,902)	(49,902)
Balance, December 31, 2002 (Unaudited)	28,000,000	$ 280	$ 477,220	$ (551,479)	$ (73,979)

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES INC.

(formerly Commerce Direct Inc.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited)

	Cumulative Amounts From Date of Incorporation on June 19, 2000 to December 31, 2002	Six Month Period Ended December 31, 2002	Six Month Period Ended December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (551,479)	$ (49,902)	$(115,432)
Items not affecting cash:
Shares issued for services	275,000	-	-
Acquisition of oil and gas working interest and
exploration expenditures paid by related party	188,030	-	111,200
Accrued consulting fees to a related party	50,760	30,760	-
Accrued interest on note payable to a related party	6,755	124	4,610
Changes in non-cash working capital item:
Increase (decrease) in accounts payable and accrued liabilities	17,349	7,730	(1,943)
Net cash used in operating activities	(13,585)	(11,288)	(1,565)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of amount due to related party	(14,322)	(14,322)	-
Repayment of note payable to related party	(174,618)	(4,618)	-
Issuance of capital stock	202,500	-	-
Net cash provided by (used in) financing activities	13,560	(18,940)	-
Change in cash during the period	(25)	(30,228)	(1,565)
Cash, beginning of the period	-	30,203	1,713
Cash, end of the period	$ (25)	$ (25)	$ 148
Cash is comprised of:
Cash	$ -	$ -	$ 148
Bank indebtedness	(25)	(25)	-
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	-	-	-
Supplemental disclosure with respect to cash flows:	$ 275,000	$ -	$ -
Common shares issued for services
Note payable accrued for acquisition of oil and gas working interests	72,060	-	-

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES INC.

(formerly Commerce Direct Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

(Unaudited)

DECEMBER 31, 2002

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

The Company is in the exploration stage as it has not generated any revenues from operations. The Company is in the business of acquiring and exploring oil and natural gas interests.

In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2002. The results of operations for the six month period ended December 31, 2002 are not necessarily indicative of the results to be expected for the year ending June 30, 2003.

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

	December 31, 2002	June 30, 2002
	(Unaudited)

Deficit accumulated during the exploration stage	$ (551,479)	$ (501,577)
Working capital (deficiency)	(73,979)	(24,077)

3. NOTES PAYABLE

The promissory notes are due to a director and are payable on demand or to the order of the director and bear interest at the rate of 10% per annum.

To date, the Company has accrued $6,755 (June 30, 2002 - $6,531) of interest to a director of the Company. This amount has been included in the amount due to related parties.

4. RELATED PARTY TRANSACTIONS

The amounts due to related parties at December 31, 2002 of $54,114 (June 30, 2002 - $37,676) are due to directors of the Company and a company related by virtue of common directors. The amounts are non-interest bearing and have no fixed terms of repayment. During the year ended June 30, 2001, pursuant to a consulting agreement, the Company agreed to compensate a director of the Company by paying him a total of $20,000 on the completion of a public offering of the Company's common stock pursuant to its SB-2 Registration Statement. The public offering has since been completed and the full amount was paid during the six month period ended December 31, 2002.

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

During the six month period ended December 31, 2002, the Company declared a stock dividend of three common shares for each issued and outstanding common share of the Company such that there is a total of 28,000,000 common shares issued and outstanding upon completion of the stock dividend. All share and per share amounts have been retroactively restated to reflect the stock dividend.

6. OIL AND NATURAL GAS PROPERTIES

The Company's management has determined that its 5% working interest in its oil and gas property known as the Coalinga Nose Project is not economically viable and does not intend to proceed with the development of the property.

7. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of bank indebtedness, accounts payable and accrued liabilities, notes payable and amounts due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

The fair value of the amounts due to related parties is not determinable as they have no repayment terms.

8. SEGMENTED INFORMATION

The Company's operations are conducted in one industry segment, that being oil and gas exploration, in the United States of America.

9. COMMITMENT

During the six month period ended December 31, 2002, the Company entered into a Letter of Intent to acquire all of the issued and outstanding shares of ADS Drilling Services, Inc. ("ADS"), a company that specializes in directional drilling for the oil and gas industry. The Company was prepared to make a formal offer to purchase all of the issued and outstanding shares of ADS in exchange for the issuance of 3,875,000 common shares of the Company. In addition, the Company was to arrange financing for ADS in the amount of $1,500,000. All of the foregoing were subject to certain conditions, and shareholder and regulatory approval.

On December 22, 2002, the Letter of Intent between the Company and ADS was formally cancelled due to an inability to secure the necessary financing. There are no further obligations for either party with respect to the Letter of Intent.

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

From the inception of our business on April 23, 2001, we were engaged in a working interest in a farmout/participation agreement with Brothers Oil and Gas Inc. in respect of the exploration of certain oil and natural gas interests in the state of California referred to as the Coalinga Nose Prospect (the "Coalinga Project"). The Coalinga Project was unsuccessful and we commenced pursuing other resource sector opportunities.

In December 2001, our Form SB-2 Registration Statement was declared effective. In January 2002, we completed our public offering under the Form SB-2 by raising $200,000. We sold 8,000,000 shares (post three for one dividend on September 2, 2002) of our common stock at an offering price of $0.025 per share.

During the six month period ended December 31, 2002, we entered into a Letter of Intent to acquire all of the issued and outstanding shares of ADS Drilling Services, Inc. ("ADS"), a company that specializes in directional drilling for the oil and gas industry. We were prepared to make a formal offer to purchase all of the issued and outstanding shares of ADS in exchange for the issuance of 3,875,000 common shares of the Company. In addition, we were to arrange financing for ADS in the amount of $1,500,000. All of the foregoing was subject to certain conditions, and shareholder and regulatory approval. On December 22, 2002, the Letter of Intent between ADS and us was formally cancelled due to an inability to secure the necessary financing. There are no further obligations for either party with respect to the Letter of Intent.

We are currently looking for other strategic opportunities within the resource sector that will generate revenues, facilitate corporate development and strengthen our management team.

Our principal capital resources were acquired through issuance of common stock and from shareholder loans.

At December 31, 2002, there was a working capital deficiency of $(73,979) compared to a working capital deficiency of $(36,353) at September 30, 2002.

At December 31, 2002, our total assets were NIL.

At December 31, 2002, our total current liabilities increased to $73,979 from $54,280 at June 30, 2002, primarily reflecting a build-up of accounts payable.

We have not had revenues from inception.

We have no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations.

We posted losses of $(36,626) for the three months ending December 31, 2002 and $(551,479) since inception to December 31, 2002. The principal component of the loss was compensation expense and funding our proportional working interest costs in the Coalinga Project.

Operating expenses for the three months ending December 31, 2002 were $36,626, compared to the three months ending December 31, 2001 which were $109,857.

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

(b) Reports on Form 8-K

We have filed three (5) Form 8-Ks since inception.

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

On January 6, 2003 we filed a Form 8-K in respect of the termination of the Letter of Intent with ADS Drilling Services Inc. on December 22, 2002.

On February 6, 2002 we filed a Form 8-K in respect of the resignation of Milton Cox from our board of directors. Mr. Cox had joined the board in connection with the Letter of Intent with ADS Drilling Services Inc., which was officially cancelled on December 22, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOCOM RESOURCES INC.

(Registrant)

By:___/s/ Talal R. Yassin_________ President, CEO, Treasurer, Principal Accounting Officer & Director	By: /s/ Andrew B. Stewart Secretary, Corporate Finance Officer & Director
Date: February 14, 2003	Date: February 14, 2003

FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM THE DECEMBER 31, 2002 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS
ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS

Article 5 Registrants (Commercial and Industrial Companies)

<PERIOD-TYPE>	6-MOS
<FISCAL-YEAR-END>	JUN-30
<PERIOD-END>	DEC 31 2002
<CASH>	0
<SECURITIES>	0
<RECEIVABLES>	0
<ALLOWANCES>	0
<INVENTORY>	0
<CURRENT-ASSETS>	0
<PP&E>	0
<DEPRECIATION>	0
<TOTAL-ASSETS>	0
<CURRENT-LIABILITIES>	73,979
<BONDS>	0
<PREFERRED-MANDATORY>	0
<PREFERRED>	0
<COMMON>	28,000,000
<OTHER-SE>	0
<TOTAL-LIABILITY-AND-EQUITY>	0
<SALES>	0
<TOTAL-REVENUES>	0
<CGS>	0
<TOTAL-COSTS>	0
<OTHER-EXPENSES>	0
<LOSS-PROVISION>	0
<INTEREST-EXPENSE>	0
<INCOME-PRETAX>	(36,626)
<INCOME-TAX>	0
<INCOME-CONTINUING>	(36,626)
<DISCONTINUED>	0
<EXTRAORDINARY>	0
<CHANGES>	0
<NET-INCOME>	(36,626)
<EPS-PRIMARY>	(0.01)
<EPS-DILUTED>	(0.01)