Form 10QSB
period 2003-03-31
GEOCOM RESOURCES INC
filed 2003-05-20
CIK 1141787

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended March 31, 2003

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from [  ] to [  ]

Commission file number 333-62484

GEOCOM RESOURCES INC.
(Exact name of small business issuer specified in its charter)
NEVADA	98-0349734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
SUITE 413 - 114 WEST MAGNOLIA STREET, BELLINGHAM, WASHINGTON 98225
(Address of Principal Executive Offices)
(360) 392-2898
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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2003 there were 8,500,000 common shares outstanding.

GEOCOM RESOURCES, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Balance Sheets as of March 31, 2003 (unaudited)
Statements of Operations for the Three and Nine Months Ended March 31, 2003 and 2002 (unaudited)
Statements of Cash Flows for the Three and Nine Months Ended March 31, 2003 and 2002 (unaudited)
Notes to Financial Statements (unaudited)
Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
Item 2 - Change in Securities and Use of Proceeds
Item 3 - Defaults Upon Senior Securities
Item 4 - Submission of Matters of a Vote of Security Holders
Item 5 - Other Information
Item 6 - Exhibits and Other Reports on Form 8-K
CERTIFICATION

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

The following financial information and discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

Item 1. Financial Statements - March 31, 2003

GEOCOM RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

March 31, 2003

(Unaudited)

ASSETS

Current assets
Cash	$ 1,986
Prepaid assets	1,500
$ 3,486

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 13,505
Due to related parties	98,331
111,836

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 100,000,000 shares authorized, 16,500,000 shares issued and outstanding	165
Additional paid in capital	477,335
Deficit accumulated during the development stage	(585,850)
Total Stockholders' Deficit	(108,350)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 3,486

See notes to interim condensed financial statements.

GEOCOM RESOURCES, INC.

(A DEVELOPMNT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Three and Nine Months Ended March 31, 2003 and 2002

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,		Inception through March 31,
	2003	2002	2003	2002	2003

Operating expenses:
Salaries and benefits	$ -	$ -	$ -	$ -	$ 275,000
Exploration expenditures	-	27,409	-	129,775	129,775
Consulting	30,000	-	60,760	-	60,760
Oil and gas interests	-	20,000	-	20,000	42,060
Other general and Administrative	4,371	8,892	23,513	21,608	128,255
	34,371	56,301	84,273	171,383	635,850

Sale of oil and gas working interest	-	(50,000)	-	(50,000)	(50,000)

Net loss	$ (34,371)	$ (6,301)	$ (84,273)	$ (121,383)	$ (585,850)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)

Weighted average shares outstanding:
Basic and diluted	27,361,111	6,493,933	27,790,146	5,490,708

See notes to interim condensed financial statements.

GEOCOM RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Nine Months Ended March 31,

(Unaudited)

	2003	2002	Inception through March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (84,273)	$ (121,383)	$ (585,850)
Adjustments to reconcile net deficit to cash used by operating activities:
Common shares issued for services	-	-	275,000
Net change in:
Prepaid expenses	(1,500)	-	(1,500)
Accounts payable and accrued expenses	3,886	18,731	13,505
NET CASH USED IN OPERATING ACTIVITIES	(81,887)	(102,652)	(298,845)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	-	200,000	202,500
Proceeds from amounts due related parties	53,670	102,366	272,949
Payments on amounts due related parties	-	(162,500)	(174,618)
CASH FLOWS FROM FINANCING ACTIVITIES	53,670	139,866	300,831

NET INCREASE (DECREASE) IN CASH	(28,217)	37,214	1,986
Cash, beg. of period	30,203	1,713	-
Cash, end of period	$ 1,986	$ 38,927	$ 1,986

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See notes to interim condensed financial statements.

GEOCOM RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The balance sheet of the Company as of March 31, 2003, the related statements of operations for the three and nine months ended March 31, 2003 and 2002 and the statements of cash flows for the nine months ended March 31, 2003 and 2002 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's annual report on Form 10-KSB.

NOTE 2 - STOCKHOLDERS' EQUITY

In March 2003, 3 shareholders returned 11,500,000 shares of common stock for no consideration. The shares were immediately cancelled.

NOTE 3 - SUBSEQUENT ACQUISITION

On April 28, 2003 we agreed to acquire an option to purchase a 75% working interest in La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR Resources Ltd. ("TNR") to acquire a 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn its 75% interest, the Corporation must spend $2,000,000 over four years on exploration and development at La Carolina. The Corporation must issue or arrange for transfer of 50,000 common shares to TNR upon formalization of the option agreement, and annually thereafter until its obligations have been met. Upon vesting its interest in the project, the Corporation and TNR will enter into a formal venture agreement to manage the development of the project.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH THE COMPANY'S MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH THE COMPANY'S FORM 10-KSB.

Financial Condition, Liquidity and Capital Resources

We are in the business of acquiring and exploring resource properties and interests. We were incorporated on June 19, 2000. From the inception of our business on April 23, 2001, we were engaged in a working interest in respect of the exploration of certain oil and natural gas interests in the state of California referred to as the Coalinga Nose Project. The Coalinga Nose Project was unsuccessful and we commenced pursuing other resource sector opportunities.

On April 28, 2003 we entered into a letter of intent with TNR Resources Ltd. to acquire an option to purchase a 75% working interest in La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR Resources Ltd. ("TNR") to acquire a 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn its 75% interest, the Corporation must spend US$2,000,000 over four years on exploration and development at La Carolina. The Corporation must issue or arrange for transfer of 50,000 common shares to TNR upon formalization of the option agreement, and annually thereafter until its obligations have been met. Upon vesting its interest in the project, the Corporation and TNR will enter into a formal venture agreement to manage the development of the project.

We are also pursuing other potential projects within the mineral resource sector.

Our principal capital resources have been acquired through issuance of common stock, shareholder loans and borrowing.

At March 31, 2003, there was a working capital deficiency of $(108,350) compared to a working capital deficiency of $(73,979) at December 31, 2002.

At March 31, 2003, our total assets were $3,486 consisting of cash and prepaid expenses.

At March 31, 2003, our total current liabilities increased to $111,836 from $73,979 at December 31, 2002, reflecting a build-up of accounts payable and amounts due to related parties.

We have not had revenues from inception.

Results of Operations.

We incurred losses of $(34,371) for the three months ending March 31, 2003 and $(585,850) since inception to March 31, 2003. The principal component of the loss was compensation expense and funding our proportional working interest costs in the Coalinga Nose Project.

Operating expenses for the three months ending March 31, 2003 were $34,371, compared to the three months ending March 31, 2002 which were $56,301.

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Mr. Hiner, the chief executive officer, and Mr. Yassin, the chief accounting officer of the company, as of a date within 90 days of the filing date of this quarterly report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 26, 2003, Talal Yassin and Andrew Stewart, two of our officers and directors, each returned 5,250,000 shares of common stock to the treasury of the Corporation. Lawford Duprés, our other officer and director, returned 1,000,000 shares of common stock to the treasury of the Corporation. The return to treasury resulted in a reduction of the Corporation's total issued and outstanding share capital from 28,000,000 shares of common stock to 16,500,000 shares of common stock. After the return to treasury, Talal Yassin and Andrew Stewart each own 2,750,000 shares and Lawford Duprés owns 3,000,000 shares.

On April 8, 2003, Talal Yassin transferred a total of 200,000 shares of common stock to John Hiner, our newly appointed President, pursuant to the terms of his management contract, for no cash or other consideration.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On March 1, 2003 we entered into a loan agreement to borrow up to $500,000. The loan, which is convertible into common stock of the Corporation at the election of the lender, is due (less any conversion amount) on March 1, 2006 and bears interest at 10% per annum. As of May 20, 2003 have borrowed $100,000 and paid the funds towards administrative expenditures. To date, no conversion right has been exercised.

On April 4, 2003, our Board of Directors appointed John E. Hiner as a Director and as the President of the Corporation. Lawford Duprés resigned as a Director and as Chief Technical Officer of the Corporation and Talal Yassin resigned as President.

On April 7, 2003, the address of our principal executive office changed to Suite 413 - 114 West Magnolia Street, Bellingham, Washington 98225. Our telephone number changed to (360) 392-2892.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed herewith:

99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350

99.2 Certification by Principal Financial Officer pursuant to 18 U.S.C. 1350

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the time period covered by this report:

On January 6, 2003 we filed a Form 8-K in respect of the termination of the Letter of Intent with ADS Drilling Services Inc. on December 22, 2002.

On February 6, 2002 we filed a Form 8-K in respect of the resignation of Milton Cox from as a Director of the Corporation.

On March 28, 2003 we filed a Form 8-K in respect of a return of stock to treasury by our Directors and Officers, resulting in a reduction of our total issued and outstanding share capital from 28,000,000 shares of common stock to 16,500,000 shares of common stock.

On April 9, 2003 we filed a Form 8-K in respect of the appointment of John E. Hiner as a Director and the President of the Corporation, the change of address of our principal executive office, and the resignation of Lawford Duprés as a Director and Chief Technical Officer and of Talal R. Yassin as President.

On April 29, 2003 we filed a Form 8-K in respect of the letter of intent with TNR Resources Ltd., dated April 28, 2003, to acquire an option to purchase a 75% working interest in La Carolina mineral project, located in Argentina.

On May 5, 2003 we filed a Form 8-K in respect of our entering into a formal agreement with TNR Resources Ltd., dated May 2, 2003, to acquire a 75% interest in the La Carolina Project.

On May 9, 2003 we filed a Form 8-K in respect of our change of principal independent accountant from Davidson & Company to Malone & Bailey, PLLC, effective May 6, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOCOM RESOURCES INC.

(Registrant)

By:___/s/ John E. Hiner_________ President, Chief Executive Officer & Director
Date: May 20, 2003

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

We, John E. Hiner, Chief Executive Officer and Talal Yassin, Principal Financial Officer of the Company certify that:

1) We have reviewed this quarterly report on Form 10-QSB of the Company;

2) Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) We have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) We have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: May 20, 2003

/s/ John E. Hiner /s/ Talal Yassin

______________________ ________________________

John E. Hiner, Chief Executive Officer Talal Yassin, Principal Financial Officer