Form 10KSB
period 2003-06-30
GEOCOM RESOURCES INC
filed 2003-10-14
CIK 1141787

This Form 10-KSB is the subject of a Form 12b-25

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - JUNE 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-62482

GEOCOM RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	980349734 (Employer Identification No.)

114 West Magnolia Street
Suite 413
Bellingham, Washington
USA, 98225
(Address of principal executive offices, including zip code.)

(360) 392-2898
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

YES [ x ] NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year. June 30, 2003 $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2003: $1.22.

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2003: 16,500,000 common shares outstanding

Transitional Small Business Issuer Format
YES [ ] NO [ x ]

SAFE HARBOR STATEMENT

This annual report on Form 10-KSB includes forward-looking statements. All statements, other than statements of historical fact made in this Annual Report on Form 10-KSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of Altus Explorations Inc. The Company's actual results may differ significantly from management's expectations.

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

GEOCOM RESOURCES INC.
INDEX TO FORM 10-KSB
PART I	Page 4
Item 1 - Description of Business	4
Item 2 - Description of Property	15
Item 3 - Legal Proceedings	15
Item 4 - Submission of Matters to a Vote of Security Holders	15
PART II	15
Item 5 - Market for Common Equity and Related Stockholder Matters	15
Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7 - Financial Statements and Certification pursuant to Rule 13a-14 of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	17-28
Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	29
Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	30
Item 10 - Executive Compensation	32
Item 11 - Security Ownership of Certain Beneficial Owners and Management	33
Item 12 - Certain Relationships and Related Transactions	34
Item 13 - Exhibits and Reports on Form 8-K	34
Signatures	36
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibits 32.1 32.2

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

We are in the business of acquiring, exploring, and developing mineral resource properties and interests. We were incorporated on June 19, 2000. From the inception of our business on April 23, 2001, we were engaged in a working interest in respect of the exploration of certain oil and natural gas interests in the state of California referred to as the Coalinga Nose Project. The Coalinga Nose Project was unsuccessful and we commenced pursuing other resource sector opportunities. In April 2003 we made the decision to focus our efforts on the mineral resource exploration and development sector.

General

We were incorporated in the State of Nevada on June 19, 2000. From the inception of our business on April 23, 2001, we were engaged in the exploration of certain oil and natural gas interests in the state of California. These exploration efforts were unsuccessful and we commenced pursuing other resource sector opportunities. In April 2003 we made a strategic decision to focus and pursue opportunities in the mineral resource exploration and development sector.

Effective April 4, 2003, Mr. John Hiner was appointed to the Board of Directors and as President and CEO of the Registrant. Effective April 4, 2003, Mr. Talal Yassin resigned as President of the Registrant. Effective April 4, 2003, Mr. Lawford Dupres resigned as a Director and Chief Technical Officer of the Registrant.

On April 28, 2003 we entered into a letter of intent with TNR Resources Ltd. to acquire an option to purchase a 75% working interest in La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR Resources Ltd. ("TNR") to acquire a 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn our 75% interest, we must spend US$2,000,000 over four years on exploration and development at La Carolina. We must issue or arrange for transfer of 50,000 common shares to TNR upon formalization of the option agreement, and annually thereafter until its obligations have been met. Upon vesting our interest in the project, we and TNR will enter into a formal venture agreement to manage the development of the project.

On May 16, 2003, we entered into an agreement in principle with TNR Resources Ltd. ("TNR") and BHP Minerals International Exploration Inc. ("BHP") to earn a majority interest in BHP's Iliamna Project in Alaska. On May 20, 2003, we announced that we had entered into a formal agreement with TNR Resources Ltd. ("TNR") to earn a 75% interest in TNR's option to earn a 70% interest in BHP Minerals International Exploration Inc.'s (BHPB) Iliamna Project in Alaska. Upon accomplishing our earn-in obligations, we will hold a net 52.5% interest in the project. To earn our interest, we must expend US$500,000 prior to September 26, 2004. The interest earned is subject to a back-in right held by BHP to reacquire a 70% interest in the project with obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production.

Effective May 20, 2003, Mr. Paul Chung was appointed to the Board of Directors and as the Secretary, Treasurer and Chief Financial Officer of the Registrant. Effective May 20, 2003, Mr. Talal Yassin resigned as the Treasurer and Chief Financial Officer of the Registrant. Mr. Yassin is remaining as a Director of the Registrant. Effective May 20, 2003, Mr. Andrew Stewart resigned as the Secretary and Corporate Finance Officer of the Registrant. Mr. Stewart is remaining as a Director of the Registrant.

We are also currently pursuing other projects within the mineral resource sector. Our principal capital resources have been acquired through issuance of common stock, shareholder loans and borrowing.

We maintain our statutory registered agent's office at 880 - 50 West Liberty Street, Reno, Nevada, 89501 and our business office is located at #413 - 114 West Magnolia Street, Bellingham, Washington, 98225. Our telephone number is (360) 392-2898. Our offices are leased from Crown Plaza Executive Office Suites Inc. on an annual basis and our monthly rental is $587.

Competitive Factors

The mineral exploration, development, and production industry is largely unintegrated. We compete with other exploration companies looking for mineral resources. We are one of the smaller exploration companies presently active. While we compete with other exploration companies, there is no competition for the removal or sales of mineral products from our properties. Readily available markets exist worldwide for the sale of gold and other mineral products. Therefore, we will likely be able to sell any gold or mineral products that we are able to produce.

Environmental Laws and Regulations

As a matter of corporate policy, we utilize the recommendations set forth by the World Bank and the International Monetary Fund for mineral exploration and development worldwide. These recommendations include environmental, social policy, government relations, and other suggestions for resource companies desiring to be good corporate neighbors.

We are also subject to the environmental laws and regulations of the various jurisdictions within which we work. These codes deal with environmental matters relating to the exploration and development of exploration properties exploration properties. The goal of these laws is to protect the environment through a series of regulations affecting:

1. Health and Safety

2. Archaeological Sites

  Exploration Access
  Environmental stewardship
  Remediation and reclamation
  Corporate governance and social responsibility

We are required to provide a safe working environment, to not disrupt archaeological sites, and to conduct our activities to prevent unnecessary damage to the property. We work to minimize environmental disturbance, to remediate and reclaim as possible, and to practice responsible citizenship in the areas where we work.

We anticipate no discharge of water into any active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are active in our compliance with the regulations corporate governance policies and will continue to comply with all regulations now and in the future. We believe that compliance with the act will not adversely affect our business operations in the future. In fact, we believe that compliance coupled with actively striving to improve will produce a positive impact on our operations.

Employees

Initially, we intend to use the services of subcontractors for exploration work on our properties. Our only technical employees are John Hiner and Paul Chung, two of our officers and directors.

Employees and Employment Agreements

At present, we have no employees or consultants, other than Messrs. Hiner, Chung, Stewart and Yassin who are our officers and directors. They receive monthly fees for their services pursuant to their consulting agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees.

We engage geologists, geochemists, engineers, drillers, helicopter companies, and excavation subcontractors on an as needed basis.

Current Projects

La Carolina Project, San Luis, Argentina

On April 28, 2003 we entered into a letter of intent with TNR Resources Ltd. to acquire an option to purchase a 75% working interest in the La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR Resources Ltd. ("TNR") to acquire a 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn our 75% interest, we must spend US$2,000,000 over four years on exploration and development at La Carolina. We must issue or arrange for transfer of 50,000 common shares to TNR upon formalization of the option agreement, and annually thereafter until our obligations have been met. Upon vesting its interest in the project, TNR and we will enter into a formal venture agreement to manage the development of the project.

Property and Claims

The La Carolina property consists of 11 claims, which total approximately 3255.46 acres.

Location Area	Name	File Number	Owner	Size	Date Granted
				hectares
Carolina	Atenea	672-D-88	CMSA	200	7/6/1999
Carolina	Afrodita	276-V-87	CMSA	100	7/6/1999
Carolina	Adonis	673-D-88	CMSA	200	7/6/1999
Carolina	Arbol de Anibal	441-C-85	CMSA	100	7/6/1999
Carolina	Arbolito	677-D-88	CMSA	200	7/6/1999
Carolina	Penélope	538-C-88	CMSA	100	7/6/1999
Carolina	Baco	674-D-88	CMSA	100	7/6/1999
Carolina	Carolina II	719-N-98	CMSA	100	7/6/1999
Carolina	Carolina III	720-N-98	CMSA	100	7/6/1999
Carolina	Carolina IV	721-N-98	CMSA	100	7/6/1999
Carolina	La Estancia	775-C-2003	CMSA	18	3/12/2003
				1318

To date we have not made any exploration expenditures in respect of the La Carolina property. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit or an ore reserve exists in the La Carolina Property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility. We have not obtained any insurance in respect of the property.

Location and Access

The property is located approximately 90 km Northeast of the provincial capital of San Luis in San Luis province. The project is centred on latitude 32 49' S and longitude 66 01' 32" W (Gauss Kruger 6369200 N 3497600 E).

The property is easily accessible year round by paved roads leading from the Provincial capital of San Luis. A paved road crosses the property. A network of gravel and dirt roads provide access throughout the project area.

Agreement and Terms, Previous Work, Property Description

Agreement and terms

We have option agreements with TNR Gold Corp. in respect of the property. To earn our 75% interest, we must make exploration expenditures of $2,000,000 prior to May 3, 2007, and we must expend $100,000 in exploration on the property on or before April 30, 2004 to maintain our right to earn an interest.

Previous Work.

There are numerous old workings and prospect pits on the property. The area was the site of substantial alluvial gold mining in the creeks and ravines in the area. Gold found in the placer deposits was coarse, an indication of a proximal hard rock source. However, a source for the placer deposits has yet to be delineated.

The government of Argentina conducted minimal exploration activities in the period 1978-1984. In 1986 the government of Argentina designated a twenty square kilometre area in the Carolina - Canada Honda mining district as a mineral reserve. In 1999, the government of Argentina released the property to the public. Compania Minera Solitario Argentina (CMSA), a wholly owned subsidiary of TNR Resources Inc. acquired the Carolina property by staking claims on the property.

Property Description

La Carolina property is situated within the in the sierra de San Luis of north-central Argentina. Elevations on the property range from 1,600 to 1980 meters above seal level.

The topography at the La Carolina property consists of low but locally steep hills, with elevations ranging from 1,600 meters to 1980 meters above sea level. Vegetation consists mainly of scrub brush. The climate features hot summers and warm winters. The region is very dry all year with average yearly precipitation at 3.66 inches. Due to the mild weather, low altitude, and the paved access road bisecting the property, surface exploration, as well as drilling or underground exploration can be conducted on a year round basis.

Property Geology

La Carolina gold property is located in the westernmost side of the 80 kilometer-long northwest- trending Tertiary (Mio-Pliocene) volcanic belt in the geologic province of Sierras Pampeanas in San Luis province, Argentina Republic. This volcanic belt is comprised of latite-trachites, trachy-andesites with areas having a high content of sanidine.

The volcanic complex at La Carolina comprises of ~~a~~ multisystem maar diatremes, conforming autoclastic breccias, hydrothermal breccias and phreatomagmatic breccias. Mineralization is vein hosted as well as disseminated. Generally mineralization is hosted in the structures developed by the maar diatreme systems.

Sulfide mineralization is widespread in hydrothermal breccias and explosion breccias or is present as a fine stocwork throughout the autoclastic flow breccia. It is dominated by pyrite, arsenopyrite, pyrrhotite, marcasite, sphalerite, galena, wurzite, tennantite-tetrahedrite and chalcopyrite.

The alteration features correspond to a volcanic-hosted epithermal gold deposit of adularia-sericite type.

We have not obtained a geologist or mining engineer's report on the property.

Proposed Exploration Program

General

We must conduct exploration to determine what amount of valuable minerals, if any, exist on our properties and if any valuable minerals, which are found, can be economically extracted and profitably processed. Our exploration targets are gold, silver, copper and zinc, or other valuable minerals, all of which have been found in exploration occurring within the regional area of our property.

Our exploration programs are designed to efficiently explore and evaluate our properties.

We do not claim to have any valuable minerals or reserves whatsoever at this time on any of our properties.

Proposed Exploration Program

Previous work at La Carolina has successfully delineated areas containing anomalous gold and silver. The previous work is insufficient to adequately evaluate the economic potential of the mineralized zones, and the Registrant intends to fully explore and delineate the ore potential of the anomalous zones in a staged exploration program that will incorporate the following activities:

  Acquisition of all available previous data and formation of a property-wide database,
  Evaluation of existing geochemical data for statistical trends within the data that will aid surface and subsurface exploration activities, surface mapping of geological features combined with rock chip and stream sediment sampling programs to further define known anomalies and identify new areas of anomalous mineralization,
  Evaluation of new data, compilation, and integration with satellite or other remote sensing data to aid prioritization of drill targets,
  Drill individual targets and analyze samples for gold, silver, copper, and a suite of pathfinder trace elements to add additional drilling programs.

A qualified geologist with extensive experience in exploration of gold and mineral properties will manage a technical team conducting the multiple phases of exploration. John Hiner, our President and Chief Executive Officer will oversee the exploration programs.

Regulations

Our mineral exploration program at La Carolina is subject to the 1997 Argentine Mining Act and Regulation. This act sets forth rules for

Locating claims

Posting claims

Working and exploring on mining claims

Reporting on work performed

We must comply with this law in order to maintain our claims. The purpose of the Act is to assist persons and companies desiring to explore for valuable minerals in Argentina to understand the process whereby exploration activities are permitted and regulated. The Act establishes province- wide standards for mineral exploration and development activities. The Act also serves to manage and administer exploration, development, and reclamation activities to ensure maximum extraction with a minimum of environmental disturbance.

Iliamna Project, Alaska, USA

On May 16, 2003, we entered into an agreement in principle with TNR Resources Ltd. ("TNR") and BHP Minerals International Exploration Inc. ("BHP") to earn a majority interest in BHP's Iliamna Project in Alaska. On May 20, 2003, we announced that we entered into a formal agreement with TNR Resources Ltd. ("TNR") to earn a 75% interest in TNR's option to earn a 70% interest in BHP Minerals International Exploration Inc.'s (BHPB) Iliamna Project in Alaska. Upon accomplishing our earn-in obligations, we will hold a net 52.5% interest in the project. To earn our interest, we must expend US$500,000 prior to September 26, 2004. The interest earned is subject to a back-in right held by BHP to reacquire a 70% interest in the project with obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production.

Property and Claims

The Iliamna Project is held by 63 unpatented lode mining claims located on U.S. federal lands and state of Alaska state-select lands. State select land comprises land selected by the state during the process of statehood and in combination with dividing lands for the Alaska native corporations. Both descriptions are managed under the auspices of the Bureau of Land Management, Department of Interior, U.S. government. Total acreage held in the project is 31,340.

Location and Access

The Iliamna Project is located in western Alaska, about fifty miles east-northeast of Dillingham. There are no roads in the area, and access into the northern part of the project can be had via barge to Koliganek, with helicopter transport to the claims thereafter. Access to the southern part of the claims is possible via helicopter from Igiugig, a small fishing and barge village on the western shore of Lake Iliamna.

Agreement and Terms, Previous Work, Property Description

Agreement and Terms

We have option agreements with TNR Gold Corp. and BHP Billiton in respect of the property. We must expend $500,000 in exploration on the property by September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest.

Previous Work

In 2000, Rio Algom Exploration Inc. began exploring for supergene enriched porphyry copper deposits in SW Alaska. During the year, they conducted an airborne magnetic survey, which identified three regional magnetic anomalies. An IP/resistivity survey was conducted on selected targets after which the company staked claims - the Illiamna property - to cover the geophysical anomalies. Subsequent to claim staking, Rio Algom was acquired by BHP Billition Inc. On October 15, 2002 TNR Resources Inc. (now TNR Gold Corp.) acquired an option to acquire 70% of the property from BHP Minerals International Exploration Inc.

Property Description

The Iliamna property is situated within southwest Alaska, with elevations ranging from 15 meters above seal level to 200 meters above sea level. The project area is low-lying, and topography is flat. Vegetation consists entirely of tundra made up of moss, low scrub brush, and stunted spruce growth. The climate features warm summers and cold winters. The coastal region is fairly moist in the summer. The area receives about 26 inches of rainfall during the year, and about 65 inches of snow. The recommended field exploration season is from June to October, although year-round helicopter access provides for drilling or underground exploration on a year round basis.

Property Geology

The main rock types occurring in the surrounding area are Upper Triassic andesites and andesitic breccia and tuffs of the Karmutsen Formation, Vancouver Group, which are intruded by granodiorite of the Early to Middle Jurassic Island Intrusions, and Tertiary dacitic dykes. The rocks are cut by northwest trending faults, which typically show intense shearing and local sericitization, silicification and pyritization. Planar quartz veinlets trend northeast through andesitic breccias and flow near the contact with granitic intrusives. The veinlets dip steeply and vary from 0.1 to 10 centimetres thick. Veins comprise coarsely crystalline quartz, calcite and sulphides, which include pyrrhotite, pyrite, chalcopyrite, arsenopyrite, sphalerite and galena. The veins are locally silicified. (Assessment Reports 9606, 12767).

Gold is found in volcanic rocks, as well as quartz monzonite and quartz diorite. We have not determined if there is any economic gold on the property nor whether there is other mineralization of any economic significance.

The source of the above description of the rock formation and mineralization of the property was reports by Rio Algom, BHP Billiton, and State of Alaska geologic data.

Proposed Exploration

General

We must conduct exploration to determine what amount of valuable minerals, if any, exist on our properties and if any valuable minerals, which are found, can be economically extracted and profitably processed. Our exploration targets are gold, silver, copper and zinc, or other valuable minerals, all of which have been found in exploration occurring within the regional area of our property.

Our exploration programs are designed to efficiently explore and evaluate our properties.

We do not claim to have any valuable minerals or reserves whatsoever at this time on any of our properties.

Exploration Program

Previous reconnaissance-level airborne magnetic studies defined a large anomaly in western Alaska. Followup ground-based geophysical analysis confirmed the regional anomaly and further defined target areas for additional work. Because the area is completely covered by recent glacial till and glacially derived materials, the standard progression of exploration has been foreshortened, and drilling is required to test the validity of the geophysical anomaly.

We therefore intend to conduct a 4,000 ft 4hole diamond drill program to test two geophysical anomalies on the property. We will contract an experienced drilling company to conduct the drilling and will have a professional geologist as an independent contractor to act as the project geologist. We will contract a fixed- wing airplane to transport the diamond drill and all associated equipment to the nearest airstrip to the property from where a helicopter will transport the equipment to site. The helicopter will also provide daily transport for the crew and geologist. An experienced exploration geologist, overseen by our CEO John Hiner, will manage the entire exploration program. The cost of the program is estimated to be $350,000.

Regulations

We are subject to the federal Mining Law of 1872, as modified from time to time, as well as BLM and U.S. Forest Service regulations where applicable, dependent upon jurisdiction. We must also comply with State of Alaska mining and surface management regulations, and regulations governing the fish and fauna of the state. We are also required to observe the 1976 Federal NEPA (National Environmental Policy Act), and its subsidiary regulations.

Significant Events Subsequent to Year End

Subsequent to June 30, 2003 we commenced and completed our initial drilling program at Iliamna. On September 29, 2003 we announced the drill and assay results from our core-drilling program at the Iliamna Project in western Alaska.

Four core holes were drilled to test two buried geophysical targets. Two holes were drilled at the "H" claims area, which constitutes the southern anomaly, and two holes were drilled at the "D" claims area, which constitutes the northern anomaly.

At the "H" claims, the drill hole IL-03-H-01 encountered bedrock at 220 feet, and was drilled to a final depth of 685 feet. The core is a very fine-grained metamorphic rock, which is host to fracture-controlled and disseminated sulfide minerals consisting of chalcopyrite, pyrrhotite, and traces of molybdenite. Drill hole IL-03-H-02 was drilled about 0.6 miles southwest of the first hole, at a - 70 degree angle, and encountered quartz diorite intrusive at 280 feet, which continued to a total depth of 835 feet. The intrusive contains disseminated and fracture-controlled chalcopyrite, pyrrhotite, and pyrite as well as fracture-controlled chalcopyrite. The following table provides the weighted gold and copper assays for each entire hole, as well as selected intervals within each hole.

Drill Hole No.	From (ft)	To (ft)	Interval (ft)	Au (ppm)	Cu (ppm)
IL-03-H-01 (metamorphic)	220	685	465	0.0195	231
including	220	285	65	0.0300	304
	345	375	30	0.0297	528
	445	685	240	0.0195	244
IL-03-H-02 (intrusive)	282	835	553	0.0484	212
including	282	365	83	0.0378	284
	395	505	110	0.0500	417
	555	715	160	0.0755	209

At the "D" claims, the final two holes of this year's program were terminated at 428 feet and 330 feet in glacial sands, and did not reach bedrock due to adverse drilling conditions. Estimates of depth to bedrock in this area, based on geophysical data, were substantially shallower; as a result the Registrant has asked its geophysicists to review the original data for an explanation of the disparity.

We are very encouraged by these copper-gold results. Anomalous intervals of copper-gold mineralization in both the intrusive and metamorphic rocks suggest that a mineralized system has been intersected and additional work is warranted. The distance between the two mineralized drill holes is over a half-mile, which may be an indication of a large mineralizing system.

As a result of the success of the 2003 drill program, we are planning additional geophysical work this winter to provide further information to guide next year's drill program.

RISK FACTORS

1. We own options to earn interest in our properties and if we fail to meet the requirements of our option agreements we will lose our interests and cease operations.

We hold options to earn interests in our properties and if we fail to meet the requirements of our option agreements we will lose our rights to earn those interests and cease operations.

2. We have limited operating history and losses that we expect to continue into the future.

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $**. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

Our ability to locate a profitable mineral property;

Our ability to generate revenues; and

Our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with exploration of our mineral properties. We may not be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

3. We have no known ore reserves and we may not find any mineral resources, or if we find mineral resources, the deposits may be uneconomic or production from those deposits may not be profitable.

We have no known ore reserves and we may not find any mineral resources. Even if we recover mineral substances, we may not make a profit. If we cannot find economic mineral resources or if it is not economic to recover the mineral resources, we will have to cease operations.

4. If we do not raise enough money for exploration, we will have to delay exploration or go out of business.

We are in the very early exploration stage and we need additional financing before we are able to continue our exploration efforts. We have not made any arrangements for financing and we may be unable to raise financing. If we are not able to raise any financing we will have to delay our exploration or go out of business.

5. Weather conditions and climate may make access to our Iliamna project difficult.

Rain and snow may make access to our Iliamna project difficult. While we plan to conduct exploration year round, weather constraints could impact the access and efficiency of our exploration programs.

6. Because we are small and do not have much capital, we must limit our exploration and consequently may not find mineralized material. If we do not find mineralized material, we will cease operations.

Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find mineralized material, although our property may contain mineralized material. If we do not find mineralized material, we will cease operations. We require additional financing before we can undertake any explorations of our properties.

7. We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

8. We do not have enough money to complete our exploration and consequently may have to cease or suspend our operations unless we are able to raise additional financing.

We have enough money to commence first stages of the exploration of the Iliamna and La Carolina Projects. We will require additional funding to complete subsequent phases of exploration. Because we are conducting exploration on undeveloped projects, we do not know how much we will have to spend to find out if there is mineralized material on our property. It could cost as little as $500,000 and as much as $10,000,000 to find out. If it turns out that we are not able to raise enough money to complete our exploration program, we will try to raise additional funds from a public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cannot raise it, we will have to suspend or cease operations.

9. Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. In particular, prior to selling a penny stock, broker/dealers must give the prospective customer a risk disclosure document that: contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; contains a description of the broker/dealers' duties to the customer and of the rights and remedies available to the customer with respect to violations of such duties or other requirements of Federal securities laws; contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask prices; contains the toll free telephone number for inquiries on disciplinary actions established pursuant to section 15(A)(i); defines significant terms used in the disclosure document or in the conduct of trading in penny stocks; and contains such other information, and is in such form (including language, type size, and format), as the SEC requires by rule or regulation. Further, for sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement before making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

10. Our officers and directors own a total of 6,000,000 shares of our company. They may sell some of their shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Our officers and directors own a total of 6,000,000 shares of stock. Subject to all holding periods under applicable securities laws, they will likely sell a portion or all of their stock in the future. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

We hold an option to earn an interest in the La Carolina Project, San Luis Province, Argentina. Previous workers have identified zones on the property with anomalous gold in geologic settings that are permissive for identification of orebodies. Insufficient work has been done to determine the project's potential to host an orebody. The Registrant intends to conduct additional evaluation to determine the property's potential.

We hold an option to earn an interest in the Iliamna Project, Bristol Bay region, western Alaska. The project is identified by a large, regional geophysical anomaly that occurs in an area of substantial glacial till cover. Drilling will be necessary to determine the cause of the anomaly. Subsequent to our year end we completed our initial core drilling program. The results are described above.

We maintain our statutory registered agent's office at Suite 880 - 50 West Liberty Street, Reno, Nevada, 89501 and our business address is located at #413 - 114 West Magnolia Street, Bellingham, Washington 98225. Our telephone number is (360) 392-2898. Our offices are subleased from Crown Plaza Executive Office Suites Inc. on a month-to-month basis and our monthly rental is $587.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during our fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Our securities trade on the over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "GOCM". On September 29, 2003 the bid price was $2.37 and the offer price was $2.45.

At June 30, 2003, there were 45 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We do not know the beneficial owners of such shares.

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 16,500,000 shares of common stock outstanding as of June 30, 2003, 6,000,000 shares are held by our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Dividends

We have not declared any cash dividends in the fiscal year, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

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

Financial Condition, Liquidity and Capital Resources

Our company is engaged in exploration and acquisition of mineral properties. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At June 30, 2003, we had a deficit working capital of ($137,049) compared to working capital of ($98,648) at June 30, 2002. This change is primarily the result of our securing a loan financing in the amount of $500,000.

At June 30, 2003, our total assets of $454,345 consisted of mostly cash. This compares favorably with our assets at June 30, 2002 of $1,713 in cash.

At June 30, 2003, our total liabilities increased to $591,394 from $100,361 at June 30, 2002, primarily reflecting our securing a loan financing in the amount of $500,000.

We have not had revenues from inception. We have sufficient capital to complete the first stages of our exploration program for Iliamna and La Carolina. We require additional financing in the amount of $6.03 million to complete all phases of the exploration program in the period 2003-2006.

We believe can satisfy our cash requirements for the next six months but we require additional money in the amount of $6.03 million to continue with all phases of our exploration programs. We are currently considering potential means of raising financing.

We will not be conducting any product research or development.

We do not expect to purchase or sell any significant equipment.

Results of Operations

Our Company posted losses of $168,528 for the year ending June 30, 2003. The principal components of the loss were payment of consulting fees, interest expense and other general and administrative costs.

Operating expenses for the year ending June 30, 2003 were $169,528, up from the year ending June 30, 2002 in which they were $125,429. This change is primarily as a result of increase in consulting fees paid to officers, directors, employees or consultants, general and administrative costs associated with moving our offices to Bellingham, Washington, and interest expense.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

We, John E. Hiner, Chief Executive Officer and Paul Chung, Chief Financial Officer of the Company certify that:

  We have reviewed this annual report on Form 10-KSB of the Company;

  Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

 Date: October 13, 2003

/s/ John E. Hiner /s/ Paul Chung

______________________ ________________________

John E. Hiner, Chief Executive Officer Paul Chung, Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors

Geocom Resources, Inc.

(An Exploration Stage Company)

Bellingham, WA

We have audited the accompanying balance sheet of Geocom Resources, Inc. as of June 30, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and for the period from June 19, 2000 (Inception) through June 30, 2003. These financial statements are the responsibility of Geocom's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period June 19, 2000 (inception) through June 30, 2002, were audited by other auditors whose report dated August 13, 2002, which has been furnished to us, expressed an unqualified opinion on those statements. The financial statements for the period June 19, 2000 (inception) through June 30, 2002, included a net loss of $501,577. Our opinion on the statements of operations, stockholders' deficit, and cash flows for the period June 19, 2000 (inception) through June 30, 2002, insofar as it relates to amounts for prior periods through June 30, 2002, is based solely on the report of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geocom Resources, Inc. as of June 30, 2003, and the results of its operations and its cash flows for the year then ended and for the period from June 19, 2000 (Inception) through June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Geocom Resources, Inc. will continue as a going concern. Geocom Resources, Inc. is in the exploration stage and does not have the necessary working capital for its planned activity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PLLC

Houston, Texas

www.malone-bailey.com

September 24, 2003

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of

Geocom Resources Inc.

(formerly Commerce Direct Inc.)

We have audited the accompanying statements of operations, stockholders' deficit and cash flows of Geocom Resources Inc. (formerly Commerce Direct Inc.) for the year ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the results of the Company's operations and cash flows for the year ended June 30, 2002 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the exploration stage and does not have the necessary working capital for its planned activity which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Davidson & Company

Vancouver, Canada

August 13, 2002

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6

Telephone (604) 687-0947 Fax (604) 687-6172

GEOCOM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET
June 30,
2003
ASSETS

Current assets
Cash	$ 447,976
Other current assets	3,587
Total current assets	451,563

Property and equipment, net	2,782

$ 454,345

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued liabilities	$ 36,883
Advances - related parties	107,907
Total current liabilities	144,790

Note payable	446,604

Total Liabilities	591,394

Commitments

STOCKHOLDERS' DEFICIT:
Common stock, $.00001 par value, 100,000,000 shares authorized, 16,500,000 shares issued and outstanding	165
Additional paid in capital	532,891
Deficit accumulated during the exploration stage	(670,105)
Total Stockholders' Deficit	(137,049)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 454,345

See accompanying summary of accounting policies and notes to financial statements.

GEOCOM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS
	Year Ended June 30,	Year Ended June 30,	Inception through June 30,
	2003	2002	2003
Operating expenses:
Consulting fees	$ 110,449	$ -	$ 130,449
Salaries and benefits	-	-	275,000
Exploration expenditures	-	129,775	129,775
Oil and gas interests	-	(30,000)	42,060
Interest expense	17,641	6,443	24,272
Other general and administrative	40,438	19,211	68,549

Net loss	$ (168,528)	$(125,429)	$ (670,105)

Net loss per share:
Basic and diluted	$ (0.01)	$ (0.01)

Weighted average shares outstanding:
Basic and diluted	24,975,342	23,134,247

See accompanying summary of accounting policies and notes to financial statements.

GEOCOM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' DEFICIT

Period from June 19, 2000 (Inception) through June 30, 2003

	Common stock		Additional paid-in capital	Deficit accumulated during the exploration stage	Total
	Shares	Amount
Capital stock issued for cash	10,000,000	$ 100	$ 2,400	$ -	$ 2,500
Capital stock issued for services	10,000,000	100	274,900	-	275,000
Net loss	-	-	-	(376,148)	(376,148)
Balance, June 30, 2001	20,000,000	200	277,300	(376,148)	(98,648)
Capital stock issued for cash	8,000,000	80	199,920	-	200,000
Net loss	-	-	-	(125,429)	(125,429)
Balance, June 30, 2002	28,000,000	280	477,220	(501,577)	(24,077)
Shares returned to treasury by officers	(11,500,000)	(115)	115	-	-
Intrinsic value of beneficial conversion feature of convertible notes payable	-	-	55,556	-	55,556
Net loss	-	-	-	(168,528)	(168,528)
Balance, June 30, 2003	16,500,000	$ 165	$ 532,891	$ (670,105)	$ (137,049)

See accompanying summary of accounting policies and notes to financial statements.

GEOCOM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year Ended June 30,	Year Ended June 30,	Inception through June 30,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (168,528)	$ (125,429)	$ (670,105)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount	2,160	-	2,160
Depreciation	265	-	265
Common shares issued for services	-	-	275,000
Changes in:
Other current assets	(3,587)	-	(3,587)
Accounts payable & accrued liabilities	27,264	11,831	36,883
NET CASH USED IN OPERATING ACTIVITIES	(142,426)	(113,598)	(359,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of property and equipment	(3,047)	-	(3,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	500,000	-	500,000
Proceeds from notes payable - related parties	39,125	112,088	253,786
Repayment of notes payable - related parties	(44,661)	(170,000)	(214,661)
Proceeds from advances - related parties	76,482	-	76,482
Repayments from advances - related parties	(7,700)	-	(7,700)
Issuance of common stock	-	200,000	202,500
CASH FLOWS FROM FINANCING ACTIVITIES	563,246	142,088	810,407

NET CHANGE IN CASH	417,773	28,490	447,976
Cash, beginning of period	30,203	1,713	-
Cash, end of period	$ 447,976	$ 30,203	$ 447,976

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 6,531	$ -	$ 6,531
Income taxes paid	$ -	$ -	$ -

See accompanying summary of accounting policies and notes to financial statements.

GEOCOM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Geocom Resource Inc. ("Geocom") was incorporated on June 19, 2000 under the laws of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada. Geocom was engaged in the exploration of certain oil and natural gas interests in the state of California. In April 2003, Geocom made a strategic decision to focus and pursue opportunities in the mineral resource exploration and development sector in the state of Alaska and the country of Argentina.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Long-lived Assets

Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.

Impairment losses are recorded on fixed assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There were no impairment losses in 2003 or 2002.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Geocom records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Stock-Based Compensation

Geocom accounts for stock-based compensation under the intrinsic value method. Under this method, Geocom recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.

Recent Accounting Pronouncements

Geocom does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Geocom's results of operations, financial position or cash flow.

Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 financial statement presentation.

NOTE 2 - GOING CONCERN

Geocom has historically incurred losses, and through June 30, 2003 has incurred losses of $670,105 from its inception. Because of these historical losses, Geocom will require additional working capital to develop its business operations.

Geocom intends to raise additional working capital through private placements, public offerings and/or bank financing. As of September 24, 2003, Geocom is in discussions with several investors, however no definitive agreements have been reached.

There are no assurances that Geocom will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support Geocom's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, Geocom will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Geocom. If adequate working capital is not available Geocom may not increase its operations.

These conditions raise substantial doubt about Geocom's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Geocom be unable to continue as a going concern.

NOTE 3 - FINANCIAL INSTRUMENTS

Geocom's financial instruments consist of cash, accounts payable and accrued liabilities, notes payable and due to related parties. Unless otherwise noted, it is management's opinion that Geocom is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

The fair value of the amounts due to related parties is not determinable as they have no repayment terms.

NOTE 4 - OIL AND NATURAL GAS PROPERTIES

Effective June 30, 2002, Geocom's management determined that the working interest in Coalinga Nose Project ("Coalinga") was not economically viable and was not proceeding with the development of this property.

Geocom's abandoned its 5% working interest in Coalinga as of June 30, 2002. Geocom was obligated to pay its proportionate share of costs with respect to its 5% working interest. During the year ended June 30, 2002, Geocom paid $129,775 of such costs. As of June 30, 2002, Geocom had no further outstanding liabilities with respect to future costs.

NOTE 5 - PROPERTY AND EQUIPMENT

Geocom's fixed assets consist of computer equipment and office furniture. The fixed assets are depreciated using straight line with useful lives ranging from 3-5 years. As of June 30, 2003 Geocom had $3,047 of fixed assets that has been depreciated $265, for a net book value of $2,782.

NOTE 6 - ADVANCES - RELATED PARTIES

Advances - related parties consists of legal, marketing, and financial consulting services received from two directors. For the year ended June 30, 2003, $76,482 of expenses was incurred and $68,782 remains outstanding at the year end. The $76,482 was included in consulting expense of $110,449 for the year ended June 30, 2003.

Geocom has received other advances from two shareholders totaling $39,125. The advances are unsecured and are due upon demand and bear interest at 10%. These advances include accrued interest of $1,630.

NOTE 7 - NOTE PAYABLE

Geocom entered into a loan agreement with Windsor ("Windsor") Management Ltd. for $500,000. The note payable is convertible into common stock for 90% of the market price. The note bears interest at 10% and is due March 1, 2006. The conversion feature is valued at $55,556 which will be amortized over the life of the note of three years. Amortization expense for the year ended June 30, 2003 is $2,160.

NOTE 8 - CAPITAL STOCK

Geocom's authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.00001 per share. All shares of common stock have equal voting rights and, when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders. The shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.

In August 2002, Geocom declared a stock split effected in the form of a dividend of three common shares for each issued and outstanding common share of Geocom such that there will be a total of 28,000,000 common shares issued and outstanding upon completion of the stock split. Accordingly, all references to number of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.

In March 2003, three shareholders returned 11,500,000 (post-split) shares of common stock for no consideration. The shares were immediately cancelled.

During the year ended June 30, 2002, 8,000,000 shares (post-split) were issued at $0.025 (post split) per share for total cash proceeds of $200,000.

In May 2001, Geocom issued 10,000,000 (post split) shares of restricted common shares to officers and directors for $2,500.

In May 2001, Geocom issued 10,000,000 (post split) shares of restricted common shares for for services provided by officers and directors valued at $275,000.

NOTE 9 - INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2003	2002
Loss before income taxes	$ (168,528)	$ (125,429)
Expected income tax recovery	(57,300)	(42,646)
Unrecognized benefits of non-capital losses	57,300	42,646
Total income tax recovery	$ -	$ -

Details of Geocom's future income tax assets are as follows:

	2003	2002
Future income tax assets:
Non-capital loss carryforwards	$ 228,000	$ 171,000
Valuation allowance	(228,000)	(171,000)
Net future income tax assets	$ -	$ -

Geocom has non-capital losses carried forward of approximately $671,000 which expire through 2023. They may be utilized to offset future taxable income. Future tax benefits, which may arise as a result of these losses and resource expenditures have not been recognized in these financial statements.

NOTE 10 - COMMITMENTS

Geocom signed a one year office lease in beginning April 2003 and ending March 2003. The lease required a security deposit of $587 with payments of $587 per month for rent. Geocom has the option to renew the lease for an additional year. Geocom's rent expense for the year ended June 30, 2003 is $2,664.

NOTE 11 - ACQUISTIONS

On April 28, 2003 Geocom agreed to acquire an option to purchase 75% working interest in La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR Resources Ltd. ("TNR") to acquire a 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn its 75% interest, Geocom must spent $2,000,000 over four years on exploration and development at La Carolina. Geocom must issue or arrange for the transfer of 50,000 common shares to TNR upon formalization of the option agreement, and annually thereafter until its obligations have been met. Upon vesting its interest in the project, Geocom and TNR will enter into a formal venture agreement to manage the development of the project. As of September 24, 2003 Geocom has spent approximately $12,000 preparing for the exploration and development at La Carolina. Geocom has to spend $100,000 on or before April 30, 2004 or it will lose its interest in the property.

On May 20, 2003, Geocom entered into an agreement with TNR Resources Ltd. ("TNR") and will earn a 75% interest in TNR's option to earn a 70% interest in BHP Minerals International Exploration Inc.'s (BHPB) Iliamna Project in Alaska. Geocom must spend $500,000 prior to September 26, 2004 or lose its interest in the property. The interest earned is subject to a back-in right held by BHP to reacquire a 70% interest in the project with an obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production. As of September 24, 2003 Geocom has spent approximately $178,000 on the exploration and development of Iliamna.

NOTE 12 - SUBSEQUENT EVENT

In July 2003, Geocom converted its note payable from Windsor of $513,425 ($500,000 principle, $13,425 interest) into 493,678 common shares of Geocom.

The $513,425 was converted based on the share price of $1.04 or 90% of the market price on the date of election.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Davidson & Company (the "Former Accountant") was dismissed as our principal independent accountant of Geocom Resources Inc. (the "Company") on May 6, 2003. The Company has engaged Malone & Bailey, PLLC, as its principal independent accountant effective May 6, 2003. The decision to change principal independent accountant has been approved by the Company's Board of Directors.

The Former Account's report dated August 13, 2002 on the Company's balance sheets as at June 30, 2002 and 2001 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year ended June 30, 2002, the period from incorporation on June 19, 2000 to June 30, 2001 and the period from incorporation on June 19, 2000 to June 30, 2002 did not contain an adverse opinion or disclaimer of opinion, nor was it clarified or modified as to uncertainty, audit scope, or accounting principles, except as indicated in a paragraph stating that "the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

There were no disagreements with the Former Accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the Former Accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. Furthermore, the Former Accountant did not advise the Corporation that internal controls necessary to develop reliable financial statements did not exist, that information had come to the attention of the Former Accountant which made the Former Accountant unwilling to rely on management's representations (or unwilling to be associated with the financial statements prepared by management), or that the scope of the audit should be expanded significantly, or information had come to the Former Accountant's attention that the Former Accountant had concluded would, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent audited financial statements (including information that might preclude the issuance of an unqualified audit report).

The decision to change accountants was based solely on a decision by the Company's Board of Directors to attempt to minimize costs to the Company by using an independent accounting firm located in the United States rather than in Canada.

The Company provided the Former Accountant with a copy of this Current Report on Form 8-K prior to its filing with the SEC, and requested that the Former Accountant furnish the Company with a letter addressed to the SEC stating whether the Former Accountant agrees with the statements made in this Current Report on Form 8-K, and if not, stating the aspects with which the Former Accountant does not agree. A copy of the letter provided by the Former Accountant, dated May 7, 2003, was attached to our Form 8-K, dated May 9, 2003, as an exhibit.

The Company engaged the firm of Malone & Bailey, PLLC as of May 6, 2003. Malone & Bailey, PLLC was not consulted at any time prior to its engagement on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the fiscal year end June 30, 2003, included in this report have been audited by Malone & Bailey, PLLC, 5444 Westheimer Rd., Suite 2080, Houston, Texas 77056, as set forth in their report included herein.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Positions
John Hiner 114 West Magnolia Street Bellingham, WA 98225	55	President, Chief Executive Officer and Member of the Board of Directors
Paul Chung 650 W. Georgia Street Vancouver, BC V6B 4N9	46	Treasurer, Chief Financial Officer, Secretary and Member of the Board of Directors
Talal Yassin 1680 Bayshore Drive Vancouver, BC V6G 3H6	30	Member of the Board of Directors
Andrew Stewart 1009 Expo Blvd Vancouver, BC V6Z 2V9	31	Member of the Board of Directors

Mr. Hiner was appointed to the Board of Directors and as our President and CEO on April 4, 2003. Mr. Chung was appointed to the Board of Directors and as our Treasurer, CFO and Secretary on May 20, 2003. Messrs. Yassin and Stewart have been Members of the Board of Directors since our inception. The persons named above are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

John Hiner has been our President and a member of our board of directors since April 4, 2003. Mr. Hiner devotes approximately 90% of his professional time to our business and intends to continue to devote this amount of time in the future.

Mr. Hiner has been involved in the mining industry for over thirty years.

From 1995 to 2000, he was Vice President of Champion Resources.

From 2000 to 2003 he operated JEHCORP Inc., a consulting firm to the mining industry.

He holds a B.S. in geology from San Diego State University, and a M.S. in geology from the Mackay School of Mines, University of Nevada-Reno.

Paul Chung has been our Treasurer, Secretary, CFO and a member of our board of directors since May 20, 2003. Mr. Chung devotes approximately 50% of his professional time to our business and intends to continue to devote this amount of time in the future.

Since February 2002 Mr. Chung has been the President of Clear Energy Systems Inc., an Arizona company developing technologies for the distributed generation industry.

Since January 1994 Mr. Chung has been a director of TNR Gold Corp. (TRR:CDNX) a gold exploration company with properties in Argentina, Canada and U.S.A.

In 2001 Mr. Chung obtained his Master in Business Admistration from Athabasca University, Alberta.

In 1981 Mr. Chung obtained his Bachelor of Science (geology) Degree from the University of British Columbia.

Talal Yassin been a member of our board of directors since inception. Mr. Yassin devotes approximately 25% of his professional time to our business and intends to continue to devote this amount of time in the future.

Since January 2001 Mr. Yassin has been the President and Chief Executive Officer of Universco Broadband Networks Inc., a British Columbia company providing broadband wireless communications services.

Since September 2000 Mr. Yassin has been a director of Info Touch Technologies Corp. (IFT:CDNX) a internet kiosk developer and manufacturer.

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

Andrew Stewart been a member of our board of directors since inception. Mr. Stewart devotes approximately 25% of his professional time to our business and intends to continue to devote this amount of time in the future.

Mr. Stewart is a corporate finance lawyer in British Columbia with experience in corporate, securities and tax law.

Since December 2001 Mr. Stewart has been the Secretary and a director of Altus Explorations Inc., a resource exploration company.

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

Mr. Stewart holds a Master of Laws from the University of Cambridge, England. Mr. Stewart holds a Bachelor of Laws from the University of Alberta (Silver Medal) and a Bachelor of Arts from the University of British Columbia.

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

ITEM 10. EXECUTIVE COMPENSATION.

Messrs. Hiner, Chung, Yassin and Stewart, our officers and directors, receive monthly consulting fees for their services as our officers.

As of June 30, 2003 there are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors. However, we intend to implement a stock option plan to provide incentives for our officers, directors, employees and consultants in the near future.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2003.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Officers and Directors.

Messrs. Hiner, Chung, Yassin and Stewart, our officers and directors, receive monthly consulting fees as compensation for their services. Mr. Hiner receives a monthly fee of $3000. Messrs. Chung, Yassin and Stewart receive monthly fees of $2500 each.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of June 30, 2003, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address Beneficial Owner [1]	Number of Shares	Percentage of Ownership	Position/Office
John Hiner 114 West Magnolia St Bellingham, WA 98225	600,000	3.6%	President, CEO and Director
		34
Paul Chung 650 W. Georgia Street Vancouver, BC V6B 4N9	400,000	2.4%	Treasurer, Secretary, CFO and Director
Andrew Stewart 1009 Expo Blvd. Vancouver, BC V6Z 2V9	2,350,000	14%	Director
Talal Yassin 1680 Bayshore Drive Vancouver, BC V6G 3H6	2,150,000	13%	Director
Lawford Duprés 24 Westvale Avenue Trinidad & Tobago, WI	3,000,000	18%	N/A
All Officers, Directors and Affiliates as a Group (5 persons)	8,500,000	51%

[1] The persons named above are our parents and promoters within the meaning of such terms under the Securities Act of 1933 by virtue of their direct and indirect stock holdings.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company that may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 1, 2003 we entered into a convertible loan agreement to borrow up to $500,000. The loan amount was convertible into common stock at the election of the lender and bore interest at 10% per annum. We borrowed a total of $500,000 under the agreement. On July 9, 2003 the lender elected to exercise its right to convert all of the outstanding principal ($500,000) and accrued interest ($13,424.64) under the loan agreement into common shares of our stock at a price of $1.04 per share. Accordingly, we issued a total of 493,678 shares of common stock to the lender to fulfil our obligations under the loan agreement.

On April 4, 2003, our Board of Directors appointed John E. Hiner as a Director and as the President of the Corporation. Lawford Duprés resigned as a Director and as Chief Technical Officer of the Corporation and Talal Yassin resigned as President.

We lease our office space from Crown Plaza Executive Suites Inc. on a month to month basis and our monthly rental is $587.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

We filed 13 Form 8-Ks during our fiscal year, which are the following:

On August 2, 2002 we filed a Form 8-K in respect of our entering a letter of intent with Princeton Financial Group on July 26, 2003 and the addition of Mr. Ryan Henning to our board of directors.

On August 30, 2002 we filed a Form 8-K in respect of our completion of a forward stock split/dividend on September 2, 2002.

On September 27, 2002 we filed a Form 8-K in respect of the cancellation of our letter of intent with Princeton Financial Group on September 22, 2002, the resignation of Mr. Ryan Henning and our entering into a letter of intent with ADS Drilling Services, Inc.

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

On May 16, 2003 we filed a Form 8-K in respect of our announcement that we had entered into an agreement in principle with TNR Resources Ltd. and BHP Minerals International Exploration Inc. ("BHP") to earn a majority interest in BHP's Iliamna Project in Alaska.

On May 20, 2003 we filed a Form 8-K in respect of our announcement that we have entered into a formal agreement with TNR Resources Ltd. ("TNR") to earn a 75% interest in TNR's option to earn a 70% interest in BHP Minerals International Exploration Inc.'s (BHPB) Iliamna Project in Alaska.

On May 23, 2003 we filed a Form 8-K in respect of our announcement that effective May 20, 2003, Mr. Paul Chung was appointed to the Board of Directors and as the Secretary, Treasurer and Chief Financial Officer of the Registrant and that Mr. Talal Yassin resigned as the Treasurer and Chief Financial Officer of the Registrant, and Mr. Andrew Stewart resigned as the Secretary and Corporate Finance Officer of the Registrant.

Exhibits

The following Exhibits are incorporated herein by reference to the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-62482 on June 7, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 4.1 99.1	Restated Articles of Incorporation. 36 Bylaws. Specimen Stock Certificate. Subscription Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of October, 2003.

GEOCOM RESOURCES INC. (Registrant)
BY:	/s/ John Hiner John Hiner, President, Chief Executive Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ John Hiner John Hiner	President, Chief Executive Officer and a member of the Board of Directors	10/13/2003
/s/ Paul Chung Paul Chung	Secretary, Treasurer, Chief Financial Officer and a member of the Board of Directors	10/13/2003
/s/ Talal Yassin Talal Yassin	Member of the Board of Directors	10/13/2003
/s/ Andrew Stewart Andrew Stewart	Member of the Board of Directors	10/13/2003

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Geocom Resources Inc. (the "Company") on Form 10-KSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Hiner, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Hiner

___________________________

John Hiner

Chief Executive Officer

October 13, 2003

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Geocom Resources Inc. (the "Company") on Form 10-KSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Chung, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Paul Chung

___________________________

Paul Chung

Chief Financial Officer

October 13, 2003