Form 10QSB
period 2003-09-30
GEOCOM RESOURCES INC
filed 2003-11-19
CIK 1141787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  333-62482
GEOCOM RESOURCES INC.
(Exact name of small business issuer as specified in its charter)
Nevada	98-0349734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Suite 413 - 114 West Magnolia Street, Bellingham, Washington 98225
(Address of principal executive offices)
360.392.2898
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  17,359,532 common shares issued and outstanding as of November 7, 2003

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GEOCOM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
(unaudited)

September 30,
2003
ASSETS

Current assets
Cash	$ 187,720
Other current assets	3,587
Total current assets	191,307

Property and equipment, net	2,551

$ 193,858

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued liabilities	$ 2,608
Advances - related parties	122,907
Total current liabilities	125,515

Commitments

STOCKHOLDERS' DEFICIT:
Common stock, $.00001 par value, 100,000,000 shares authorized, 16,993,678 shares issued and outstanding	170
Additional paid in capital	1,046,311
Deficit accumulated during the exploration stage	(978,138)
Total Stockholders' Deficit	68,343

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 193,858

GEOCOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended September 30,		Inception through September 30,
	2003	2002	2003
Operating expenses:
Consulting fees	$ 12,449	$ -	$ 142,898
Salaries and benefits	-	-	275,000
Exploration expenditures	213,791	-	343,566
Oil and gas interests	-	-	42,060
Interest expense	54,374	64	78,646
Other general and administrative	27,419	12,212	95,968

Net loss	$ (308,033)	$ (12,276)	$ (978,138)

Net loss per share:
Basic and diluted	$ (0.02)	$ (0.01)

Weighted average shares outstanding:
Basic and diluted	16,940,017	28,000,000

GEOCOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended September 30,		Inception through September 30,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (308,033)	$ (12,276)	$(978,138)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount	53,396	-	55,556
Depreciation	231	-	496
Common shares issued for services	-	-	275,000
Changes in:
Other current assets	-	-	(3,587)
Accounts payable & accrued liabilities	(20,850)	1,713	16,033
NET CASH USED IN OPERATING ACTIVITIES	(275,256)	(10,563)	(634,640)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(3,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	-	500,000
Proceeds from notes payable - related parties	-	-	253,786
Repayment of notes payable - related parties	-	(4,618)	(214,661)
Proceeds from advances - related parties	15,000	-	91,482
Repayments from advances - related parties	-	(15,000)	(7,700)
Issuance of common stock	-	-	202,500
CASH FLOWS FROM FINANCING ACTIVITIES	15,000	(19,618)	825,407

NET CHANGE IN CASH	(260,256)	(30,181)	187,720
Cash, beginning of period	447,976	30,203	-
Cash, end of period	$ 187,720	$ 22	$ 187,720

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ 6,531
Income taxes paid	$ -	$ -	$ -

GEOCOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Geocom Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end June 30, 2003 as reported in Form 10-KSB, have been omitted.

NOTE 2 - RECLASSIFICATIONS

Certain amounts in the September 30, 2002 financial statements have been reclassified to conform with the September 30, 2003 financial statement presentation.

NOTE 3 - CAPITAL STOCK

In July 2003, Geocom converted its note payable from Windsor of $513,425 ($500,000 principle, $13,425 interest) into 493,678 common shares of Geocom. The $513,425 was converted based on the share price of $1.04 or 90% of the market price on the date of election.

NOTE 4 - SUBSEQUENT EVENT

In October 2003, Geocom formed a Chilean subsidiary, named Minera Geocom Resources-Chile Limitada. This subsidiary was formed to continue its exploration and acquisition efforts in Chile.

In October 2003, Geocom conducted a private placement and sold 365,854 units for gross proceeds of $750,000. Each unit consists of 1 share of common stock and 1 non-transferable warrant. The warrants have an exercise price of $2.50 and expire in one year form the purchase date.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "our company", and "Geocom" mean Geocom Resources Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

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

On April 28, 2003 we entered into a letter of intent with TNR Resources Ltd. to acquire an option to purchase a 75% working interest in La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR Resources Ltd. ("TNR") to acquire a 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn our 75% interest, we must spend $2,000,000 over four years on exploration and development at La Carolina. We must issue or arrange for transfer of 50,000 common shares to TNR upon formalization of the option agreement, and annually thereafter until its obligations have been met. Upon vesting our interest in the project, we and TNR will enter into a formal venture agreement to manage the development of the project.

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

On September 29, 2003 we announced the drill and assay results from our core-drilling program at the Iliamna Project in western Alaska. Those results are discussed later in this Form 10QSB.

On October 21, 2003 we announced the mobilization of our field crew to the La Carolina project, San Luis Province, Argentina to conduct mapping, sampling, and geochemical studies.

On October 24, 2003 we announced the formal incorporation of our Chilean subsidiary, Minera Geocom Resources-Chile Limitada which was recorded on October 16, 2003 with the Registry of Commerce of Santiago. The formation of this subsidiary us to carry out exploration and acquisition efforts in Chile.

On October 31, 2003 we announced the acquisition of two gold and base metal projects in Chile. Geocom personnel staked both properties on behalf of the Corporation. The claims were staked prior to the incorporation of Minera Geocom Resources-Chile Limitada, the Corporation's Chilean subsidiary, due to competitive activity in the area, and will be transferred to Minera Geocom Resources-Chile Limitada upon completion of the claimfiling process.

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

Proposed Exploration Program

Previous work at La Carolina has successfully delineated areas containing anomalous gold and silver. The previous work is insufficient to adequately evaluate the economic potential of the mineralized zones, and the Registrant intends to fully explore and delineate the ore potential of the anomalous zones in a staged exploration program that will incorporate the following activities:

1. Acquisition of all available previous data and formation of a property-wide database,

2. Evaluation of existing geochemical data for statistical trends within the data that will aid surface and subsurface exploration activities,

3. surface mapping of geological features combined with rock chip and stream sediment sampling programs to further define known anomalies and identify new areas of anomalous mineralization,

4. Evaluation of new data, compilation, and integration with satellite or other remote sensing data to aid prioritization of drill targets,

5. Drill individual targets and analyze samples for gold, silver, copper, and a suite of pathfinder trace elements to add additional drilling programs.

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

Explorations

On October 21, 2003 we announced the mobilization of our field crew to the La Carolina project, San Luis Province, Argentina to conduct mapping, sampling, and geochemical studies. A team of Argentine and Canadian geologists will work to confirm prior target areas defined by previous studies and drilling, and to identify new targets.

The La Carolina Project comprises a significant portion of a mining district. The district is an historic producer of gold, silver, and base metals, and the region has been a prolific producer of alluvial gold. Numerous prospect pits can be found across the project area. Previous work has identified a minimum of six target areas for gold.

Prior to initiation of fieldwork, our Argentine staff assembled a property-wide database of stream sediment and rock chip sampling, previous drilling by the Argentine government, and mapping conducted by several authors, including a large Australian mining company. The geochemistry database was further compiled and analyzed by our geochemist.

Analysis of the database confirms at least three distinct types of mineralization in separate geologic settings on the property. Statistical comparison of the chemistry indicates a strong gold-silver-lead-arsenic- mercury association. Pathfinder elements have been identified, which have been used to confirm known target areas, and to identify new targets that will be checked on the ground and sampled by the technical team.

We are encouraged by the results of the compilation studies, which in combination with the results of the upcoming fieldwork, will serve to guide the subsequent drill program planned for late 2003 or early 2004.

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

Exploration Program

Previous reconnaissance-level airborne magnetic studies defined a large anomaly in western Alaska. Follow up ground-based geophysical analysis confirmed the regional anomaly and further defined target areas for additional work. Because the area is completely covered by recent glacial till and glacially derived materials, the standard progression of exploration has been foreshortened, and drilling is required to test the validity of the geophysical anomaly.

We therefore intend to conduct a 4,000 ft 4 hole diamond drill program to test two geophysical anomalies on the property. We will contract an experienced drilling company to conduct the drilling and will have a professional geologist as an independent contractor to act as the project geologist. We will contract a fixed - wing airplane to transport the diamond drill and all associated equipment to the nearest airstrip to the property from where a helicopter will transport the equipment to site. The helicopter will also provide daily transport for the crew and geologist. An experienced exploration geologist, overseen by our CEO John Hiner, will manage the entire exploration program. The cost of the program is estimated to be $350,000.

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

Explorations

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

Santa Rosa and Marcelita, Chile

The Santa Rosa and Marcelita properties comprise a total of 2433 hectares located in the Zapallar mining district, 40 kilometers southeast of Copiapo, Tierra Amarilla County, Region III, Chile. Mines in the Zapallar district produced gold, silver, copper, lead, and zinc from volcanic-hosted veins, stockwork, breccia pipes, and other mineralized settings. Previously held by LAC Minerals in the late 1980s, the ground recently became open to staking. The Corporation controls 100% of the property acquired.

The Santa Rosa property includes the Cuarteadero 1-6 claims covering 10.5 square kilometers. Large zones of intense hydrothermal alteration that host silicification, stockwork veining, and silicified breccias within stratified volcanic rocks underlie the area. Reconnaissance rock-chip sampling returned anomalous gold and base metal values ranging up to 0.312 ppm gold, 45.4 ppm silver, 7700 ppm copper, 4.02% lead and 6.96% zinc.

The Marcelita property comprises the Chanar 1-6 claims totaling 13.9 square kilometers. Numerous quartz-tourmaline breccia pipes pierce intensely altered and metamorphosed volcanic and intrusive rocks, which are juxtaposed with the eastern margin of the Cabeza de Vaca intrusive complex. Anomalous gold has been found within breccias and stockwork zones on the property and ore-grade gold values occur within contact-metamorphic rocks above the intrusive with copper oxide visible along a ridge extending over one half kilometer. Gold values reach 1.97 ppm and copper grades up to 1.63%.

The Corporation has initiated evaluation programs on both properties to compile geologic and geochemical data to confirm existing targets, and to delineate new drill targets.

RISK FACTORS

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $978,138. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

On September 25, 2002 we entered into a letter of intent with ADS Drilling Services Inc., a privately held Texas company specializing in directional drilling for the oil and gas industry, entitling us to acquire all of their issued and outstanding shares, subject to financing and certain other terms and conditions. On December 22, 2002 the letter of intent with ADS was cancelled due to an inability to secure financing for the project.

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

On September 29, 2003 we announced the drill and assay results from our core-drilling program at the Iliamna Project in western Alaska. Those results are discussed elsewhere in this Form 10QSB.

On October 21, 2003 we announced the mobilization of our field crew to the La Carolina project, San Luis Province, Argentina to conduct mapping, sampling, and geochemical studies.

On October 24, 2003 we announced the formal incorporation of our Chilean subsidiary, Minera Geocom Resources-Chile Limitada which was recorded on October 16, 2003 with the Registry of Commerce of Santiago. The formation of this subsidiary us to carry out exploration and acquisition efforts in Chile.

On October 31, 2003 we announced the acquisition of two gold and base metal projects in Chile. Geocom personnel staked both properties on behalf of the Corporation. The claims were staked prior to the incorporation of Minera Geocom Resources-Chile Limitada, the Corporation's Chilean subsidiary, due to competitive activity in the area, and will be transferred to Minera Geocom Resources-Chile Limitada upon completion of the claimfiling process.

We are also pursuing other potential projects within the mineral resource sector.

Our principal capital resources have been acquired through issuance of common stock, shareholder loans and borrowing.

At September 30, 2003, there was a working capital of $65,792 compared to a working capital of $306,773 at June 30, 2003.

At September 30, 2003, our total assets were $193,858.

At September 30, 2003, our total current liabilities decreased to $125,515 from $144,790 at June 30, 2003, primarily reflecting a decrease in accounts payable.

We have not had revenues from inception.

Results of Operations.

We posted losses of $308,033 for the three months ending September 30, 2003 and $978,138 since inception to September 30, 2003. The principal components of the losses for the three months ended September 30, 2003 were administrative and exploration expenses of $27,419 and $213,791. The principal components of the losses since inception through September 2003 were salaries, administrative and exploration expenses of $275,000, $343,566 and $95,968.

Operating expenses for the three months ending September 30, 2003 were $308,033, compared to the three months ending September 30, 2002 which were $12,276.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our unaudited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Going Concern

We have historically incurred losses, and through September 30, 2003 have incurred losses of $978,138 from our inception. Because of these historical losses, we will require additional working capital to develop its business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of November 18, 2003, we were in discussions with several investors, however no definitive agreements have been reached.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 2.  Changes in Securities.

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

Subsequent to September 30, 2003 we announced the closing of a private placement on October 29, 2003 resulting in gross proceeds of $750,000. The Company issued 365,854 units at a price of $2.05 per unit. Each unit consists of a share and a non-transferable share purchase warrant. Each warrant will entitle the holder to purchase an additional share in the capital of the Company at price of $2.50 per common share for a period of one year from the date of closing. The proceeds will be used for projects advancement, exploration and general working capital.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Restated Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).

3.2 By-laws (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).

(4) Instruments Defining the Rights of Holders, including Indentures

4.1 Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).

(10) Material Contracts

10.1 Participation Agreement: Coalinga Nose Prospect dated January 1, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).

10.2 Cash Call No. 2 dated May 1, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).

10.3 Assignment Agreement dated May 4, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).

(31) Section 302 Certifications

31.1 Section 302 Certification.

31.2 Section 302 Certification.

(32) Section 906 Certification

32.1 Section 906 Certification.

(99) Additional Exhibits

99.1 Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).

Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOCOM RESOURCES INC.
Date: November 19, 2003	/s/ John Hiner_______________________
John Hiner, President and CEO (Principal Executive Officer)

Date: November 13, 2003	/s/ Paul Chung_______________________
Paul Chung, Chief Financial Officer (Principal Financial Officer)

Date: November 19, 2003	/s/ Andrew Stewart___________________
Andrew Stewart Director

Date: November 19, 2003	/s/ Talal Yassin_______________________
Talal Yassin Director