Form 10QSB
period 2003-12-31
GEOCOM RESOURCES INC
filed 2004-02-20
CIK 1141787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-49621
GEOCOM RESOURCES INC.
(Exact name of small business issuer as specified in its charter)
Nevada	98-0349734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Suite 413 - 114 West Magnolia Street, Bellingham, Washington 98225
(Address of principal executive offices)
360.392.2898
(Issuer's telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  17,359,532 common shares issued and outstanding as of February 13, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GEOCOM RESOURCES, INC.
A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(Unaudited)

December 31, 2003
ASSETS

Current assets
Cash	$ 612,465
Other current assets	3,587
Total current assets	616,052

Property and equipment, net	2,320

TOTAL ASSETS	$ 618,372

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable & accrued liabilities	$ 3,586
Advances - related parties	90,407
93,993

STOCKHOLDERS' EQUITY:
Common stock, $.00001 par value, 100,000,000 shares authorized, 17,359,532 shares issued and outstanding	174
Additional paid in capital	1,796,306
Deficit accumulated during the development stage	(1,272,101)
Total Stockholders' Equity	524,379
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 618,372

GEOCOM RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended December 31,		Six months ended December 31,		Inception through December 31,
	2003	2002	2003	2002	2003

Operating expenses:
Consulting fees	$ 53,479	$ 30,760	$ 65,928	$ 30,760	$ 196,377
Salaries and benefits	-	-	-	-	275,000
Exploration expenditures	224,546	-	438,336	-	568,112
Oil and gas activities	-	-	-	-	42,060
Interest expense	978	60	55,352	124	79,624
Other general and Administrative	14,960	5,806	42,380	19,018	110,928

Net loss	$ (293,963)	$ (36,626)	$ (601,996)	$ (49,902)	$ (1,272,101)

Net loss per share:
Basic and diluted	$ (0.02)	$ (0.00)	$ (0.04)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	17,244,208	28,000,000	17,092,113	28,000,000

GEOCOM RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	2003	2002	Inception through December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (601,996)	$ (49,902)	$ (1,272,101)
Adjustments to reconcile net deficit to cash used by operating activities:
Amortization of debt discount	53,396	-	55,556
Depreciation	461	-	727
Common shares issued for services	-	-	275,000
Change in:
Other current assets	-	-	(3,587)
Accounts payable and accrued liabilities	(19,872)	38,614	17,011
NET CASH USED IN OPERATING ACTIVITIES	(568,011)	(11,288)	(927,394)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(3,047)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	500,000
Proceeds from notes payable - related parties	-	-	253,786
Repayment of notes payable - related parties	-	(4,618)	(214,661)
Proceeds from advances - related parties	27,500	-	103,981
Repayments from advances - related parties	(45,000)	(14,322)	(52,700)
Issuance of common stock	750,000	-	952,500
CASH FLOWS FROM FINANCING ACTIVITIES	732,500	(18,940)	1,542,906

NET CHANGE IN CASH	164,489	(30,228)	612,465
Cash, beg. of period	447,976	30,203	-
Cash, end of period	$ 612,465	$ (25)	$ 612,465

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ 6,531
Income taxes paid	$ -	$ -	$ -

GEOCOM RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - RECLASSIFICATIONS

Certain amounts in the December 31, 2002 financial statements have been reclassified to conform with the December 31, 2003 financial statement presentation.

NOTE 3 - CAPITAL STOCK

In July 2003, Geocom converted its note payable from Windsor of $513,425 ($500,000 principle, $13,425 interest) into 493,678 common shares of Geocom. The $513,425 was converted based on the share price of $1.04 or 90% of the market price on the date of election.

In October 2003, Geocom conducted a private placement and sold 365,854 units for gross proceeds of $750,000. Each unit consists of 1 share of common stock and 1 non-transferable warrant. The warrants have an exercise price of $2.50 and expire in one year from the purchase date.

NOTE 4 -RELATED PARTIES

Consulting fees - related parties consist of legal, marketing, and financial consulting services received from four directors. For the six months ended December 31, 2003, $65,928 of expenses was incurred and $51,282 remains outstanding to these directors at the period end.

NOTE 5 - ACQUISITION

In October 2003, Geocom formed a Chilean subsidiary, named Minera Geocom Resources-Chile Limitada. This subsidiary was formed to continue its exploration and acquisition efforts in Chile.

NOTE 6 - SUBSEQUENT EVENT

In January 2004 Geocom issued 625,000 share purchase options. The share purchase options vest in 20% increments over two years every six months with the first 20% vesting on the grant date. The strike price of the share purchase options is $1.44 and they expire three years after the grant date. 400,000 of the share purchase options were issued to employees of Geocom and are valued at $4,000 using the intrinsic method. The remaining 225,000 share purchase options were issued to independent contractors providing financial and exploration services. These options were valued at $309,378 using the fair value method. These expenses will be recognized over the vesting period.

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

As used in this quarterly report, the terms "we", "us", "our company", and "Geocom" mean Geocom Resources Inc. and our subsidiary, unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

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

General

On April 28, 2003 we entered into a letter of intent with TNR Resources Ltd. ("TNR") to acquire an option to purchase a 75% working interest in La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR to acquire the 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn our 75% interest, we must spend $2,000,000 over four years on exploration and development and we must expend $100,000 in exploration on the property on or before April 30, 2004 to maintain our right to earn an interest at La Carolina. We must issue or arrange for transfer of 50,000 of our common shares to TNR upon formalization of the agreement, and annually thereafter until our obligations have been met. Upon vesting of our interest in the project, we and TNR will enter into a formal venture agreement to manage the development of the project.

On May 16, 2003, we entered into an agreement in principle with TNR and BHP Minerals International Exploration Inc. ("BHP") to earn a majority interest in BHP's Iliamna Project in Alaska. On May 20, 2003, we announced that we had entered into a formal agreement with TNR to earn a 75% interest in TNR's option to earn a 70% interest in BHP's Iliamna Project in Alaska. Upon accomplishing our earn-in obligations, we will hold a 52.5% net interest in the project. To earn our interest, we must expend US$500,000 prior to September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. The interest earned is subject to a back-in right held by BHP to reacquire a 70% interest in the project with obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production.

On September 29, 2003 we announced the drill and assay results from our core-drilling program at the Iliamna Project in western Alaska. Those results are discussed later in this Form 10-QSB.

The incorporation of our Chilean subsidiary, Minera Geocom Resources-Chile Limitada which was recorded on October 16, 2003 with the Registry of Commerce of Santiago. The formation of this subsidiary allow us to carry out exploration and acquisition efforts in Chile.

On October 31, 2003 we announced the acquisition of two gold and base metal projects in Chile. Our Chilean subsidiary personnel staked both properties on our behalf. The claims were staked prior to the incorporation of Minera Geocom Resources-Chile Limitada, our Chilean subsidiary, due to competitive activity in the area, and will be transferred to Minera Geocom Resources-Chile Limitada upon completion of the claim filing process.

We are also currently pursuing other projects within the mineral resource sector. Our principal capital resources have been through issuance of our common stock, shareholder loans and borrowing.

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

Current Projects

La Carolina Project, San Luis, Argentina

On April 28, 2003 we entered into a letter of intent with TNR to acquire an option to purchase a 75% working interest in the La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR to acquire the 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn our 75% interest, we must spend US$2,000,000 over four years on exploration and development at and we must expend $100,000 in exploration on the property on or before April 30, 2004 to maintain our right to earn an interest at La Carolina. We must issue or arrange for transfer of 50,000 of our common shares to TNR upon formalization of the agreement, and annually thereafter until our obligations have been met. Upon vesting its interest in the project, TNR and we will enter into a formal venture agreement to manage the development of the project.

Property and Claims

The La Carolina property consists of 11 claims, which total approximately 1,318 hectares.

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
				1318

During the period October to December 2003, company personnel conducted acquisition of data from various sources in Argentina, mapped and sampled in areas previously identified by Argentine geologists, and did reconnaissance geologic mapping and sampling on parts of the La Carolina property not previously evaluated.

To date we have made minimal exploration expenditures in respect of the La Carolina property. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit or an ore reserve exists in the La Carolina Property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility. We have not obtained any insurance in respect of the property.

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

Agreement and Terms

We have option agreements with TNR in respect of the property. To earn our 75% interest, we must make exploration expenditures of $2,000,000 prior to May 3, 2007, and we must expend $100,000 in exploration on the property on or before April 30, 2004 to maintain our right to earn an interest.

Previous Work

There are numerous old workings and prospect pits on the property. The area was the site of substantial alluvial gold mining in the creeks and ravines in the area. Gold found in the placer deposits was coarse, an indication of a proximal hard rock source. However, a source for the placer deposits has yet to be delineated.

The government of Argentina conducted minimal exploration activities in the period 1978-1984. In 1986 the government of Argentina designated a twenty square kilometre area in the Carolina - Canada Honda mining district as a mineral reserve. In 1999, the government of Argentina released the property to the public. Compania Minera Solitario Argentina (CMSA), a wholly owned subsidiary of TNR acquired the Carolina property by staking claims on the property.

Property Description

La Carolina property is situated within the in the sierra de San Luis of north-central Argentina. Elevations on the property range from 1,600 to 1,980 meters above sea level.

The topography at the La Carolina property consists of low but locally steep hills, with elevations ranging from 1,600 meters to 1,980 meters above sea level. Vegetation consists mainly of scrub brush. The climate features hot summers and warm winters. The region is very dry all year with average yearly precipitation at 3.66 inches. Due to the mild weather, low altitude, and the paved access road bisecting the property, surface exploration, as well as drilling or underground exploration can be conducted on a year round basis.

Property Geology

La Carolina gold property is located in the westernmost side of the 80 kilometer-long northwest- trending Tertiary (Mio-Pliocene) volcanic belt in the geologic province of Sierras Pampeanas in San Luis province, Argentina Republic. This volcanic belt is comprised of latite-trachites, trachy-andesites with areas having a high content of sanidine.

The volcanic complex at La Carolina comprises of a multisystem maar diatremes, conforming autoclastic breccias, hydrothermal breccias and phreatomagmatic breccias. Mineralization is vein hosted as well as disseminated. Generally mineralization is hosted in the structures developed by the maar diatreme systems.

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

Proposed Exploration Program

Previous work at La Carolina has successfully delineated areas containing anomalous gold and silver. The previous work is insufficient to adequately evaluate the economic potential of the mineralized zones, and we intend to fully explore and delineate the ore potential of the anomalous zones in a staged exploration program that will incorporate the following activities:

1. Acquisition of all available previous data and formation of a property-wide database;

2. Evaluation of existing geochemical data for statistical trends within the data that will aid surface and subsurface exploration activities;

3. Surface mapping of geological features combined with rock chip and stream sediment sampling programs to further define known anomalies and identify new areas of anomalous mineralization;

4. Evaluation of new data, compilation, and integration with satellite or other remote sensing data to aid prioritization of drill targets; and

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

Regulations

Our mineral exploration program at La Carolina is subject to the 1997 Argentine Mining Act (the "Act") and Regulation. This act sets forth rules for

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

Iliamna Project, Alaska, USA

On May 16, 2003, we entered into an agreement in principle with TNR and BHP to earn a majority interest in BHP's Iliamna Project in Alaska. On May 20, 2003, we announced that we entered into a formal agreement with TNR to earn a 75% interest in TNR's option to earn a 70% interest in BHP's Iliamna Project in Alaska. Upon accomplishing our earn-in obligations, we will hold a 52.5% net interest in the project. To earn our interest, we must expend US$500,000 prior to September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. The interest earned is subject to a back-in right held by BHP to reacquire the 70% interest in the project with obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production.

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

Agreement and Terms

We have an option agreement with TNR and BHP Billiton Inc. in respect of the property. We must expend $500,000 in exploration on the property by September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest.

Previous Work

In 2000, Rio Algom Exploration Inc. began exploring for supergene enriched porphyry copper deposits in SW Alaska. During the year, they conducted an airborne magnetic survey, which identified three regional magnetic anomalies. An IP/resistivity survey was conducted on selected targets after which the company staked claims - the Illiamna property - to cover the geophysical anomalies. Subsequent to claim staking, Rio Algom was acquired by BHP Billition Inc. On October 15, 2002 TNR (now TNR Gold Corp.) acquired an option to acquire 70% of the property from BHP.

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

As a result of the success of the 2003 drill program, we are planning additional geophysical work to provide further information to guide next year's drill program.

Santa Rosa and Marcelita, Chile

The Santa Rosa and Marcelita properties comprise a total of 2,433 hectares located in the Zapallar mining district, 40 kilometers southeast of Copiapo, Tierra Amarilla County, Region III, Chile. Mines in the Zapallar district produced gold, silver, copper, lead, and zinc from volcanic-hosted veins, stockwork, breccia pipes, and other mineralized settings. Previously held by LAC Minerals in the late 1980s, the ground recently became open to staking. We control 100% of the property acquired.

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

We have initiated evaluation programs on both properties to compile geologic and geochemical data to confirm existing targets, and to delineate new drill targets.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to December 31, 2003 is $1,272,101. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Our officers and directors own a total of 5,500,000 shares of our company. They may sell some of their shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Our officers and directors own a total of 5,500,000 shares of stock. Subject to all holding periods under applicable securities laws, they will likely sell a portion or all of their stock in the future. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

Plan of Operation

We are in the business of acquiring and exploring resource properties and interests. We have not generated any revenues since our inception. We were incorporated on June 19, 2000. From the inception of our business on April 23, 2001, we were engaged in a working interest in respect of the exploration of certain oil and natural gas interests in the state of California referred to as the Coalinga Nose Project. The Coalinga Nose Project was unsuccessful and we commenced pursuing other resource sector opportunities, such as the La Carolina Project and Iliamna Project as previously discussed.

Plan of Operations - Next 12 Months

We intend to continue our exploration activities in Alaska, Argentina and Chile. Our personnel are continuously evaluating new opportunities that become available via network contracts, on ground exploration, or via submittal from independent sources. We anticipate we will require $1,083,784 for the 12 months ending December 31, 2004 to fund our obligations in respect of our various properties and for our ongoing operational expenses.

We intend to finance our activities via brokered or non-brokered private placement during the year 2004. The amount and conditions precedent to such fund raising are presently under assembly.

We are also pursuing other potential projects within the mineral resource sector.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock, shareholder loans and borrowing.

At December 31, 2003, there was a working capital of $524,379 compared to a working capital of $65,792 at September 30, 2003, as a result of recent financing activities.

At December 31, 2003, our total assets were $618,372, which consisted primarily of cash assets of $612,465.

At December 31, 2003, our total current liabilities decreased to $93,993 from $125,515 at September 30, 2003, primarily reflecting a decrease in accounts payable.

We posted losses of $601,996 for the six months ending December 31, 2003 and $1,272,101 since inception to December 31, 2003. The principal components of the losses for the six months ended December 31, 2003 were administrative expenses (including consulting fees of $65,928) of $163,660 and exploration expenses of $438,336. By comparison, as at December 31, 2002 we had not incurred any exploration expenditures. The principal components of the losses since inception through December 2003 were consulting fees, administrative and exploration expenses of $196,377, $110,928 and $568,112.

Operating expenses for the six months ending December 31, 2003 were $601,006, compared to the six months ending December 31, 2002 which were $49,902.

At December 31, 2003, we had cash on hand of $612,465.

On October 28, 2003, we closed a private placement and issued 365,854 units at a price of $2.05 per unit, each unit consisting of a share and a non-transferable share purchase warrant, which entitles the holder to purchase an additional share in the capital of our company at price of $2.50 per common share for a period of one year from the date of closing. Should the warrant holders exercise all of the 365,854 warrants, we will realize aggregate proceeds of $914,635. The proceeds will be used for exploration and general working capital.

Going Concern

We have historically incurred losses, and through December 31, 2003 have incurred losses of $1,272,101 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings and/or bank financing.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended June 30, 2003, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2.  Changes in Securities.

On October 30, 2003 we issued 365,854 units at a price of $2.05 per unit. Each unit consists of a share and a non-transferable share purchase warrant. Each warrant will entitle the holder to purchase an additional share in the capital of our company at a price of $2.50 per common share for a period of one year from the date of closing. The units were issued to one accredited investor in reliance upon Regulation S promulgated under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Committees

Currently our company has the following committees: Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee.

Our Audit Committee is currently made up of Paul Chung and Andrew Stewart. The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on October 12, 2003.

Our Nominating and Corporate Governance Committee is currently made up of John Hiner and Paul Chung. The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on October 12, 2003.

Our Compensation Committee is currently made up of John Hiner and Paul Chung. The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on October 12, 2003.

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

3.1 Restated Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).

3.2 By-laws (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).

(4) Instruments Defining the Rights of Holders, including Indentures

4.1 Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).

(10) Material Contracts

10.1 Cash Call No. 2 dated May 1, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).

10.2 Assignment Agreement dated May 4, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).

10.3 Option Agreement dated May 1, 2003 between Geocom Resources Inc. and TNR Resources Ltd. (incorporated by reference from our Amended Current Report on Form 8-K/A, filed on May 5, 2003).

10.4 Option Agreement dated May 7, 2003 between Geocom Resources Inc. and TNR Resources Ltd. (incorporated by reference from our Current Report on Form 8-K, filed on May 20, 2003).

10.5 Consulting Agreement dated effective December 1, 2003 with Jim Chapman.

10.6 Consulting Agreement dated effective December 1, 2003 with Jeffrey A. Jaacks.

10.7 Consulting Agreement dated effective January 1, 2004 with John Benglesdorf.

10.8 Consulting Agreement dated effective January 1, 2004 with Ellsworth Geological, PC.

10.9 Consulting Agreement dated January 19, 2004 with Gary Schellenberg.

10.10 Consulting Agreement dated January 19, 2004 with Roberto Lara.

(21) Subsidiaries

Minera Geocom Resources-Chile Limitada.

(31) Section 302 Certifications

31.1 Section 302 Certification.

31.2 Section 302 Certification.

(32) Section 906 Certification

32.1 Section 906 Certification.

Reports on Form 8-K

On October 29, 2003, reporting the close of a private placement which resulted in gross proceeds of $750,000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GEOCOM RESOURCES INC.
Date: February 19, 2004	/s/ John Hiner
John Hiner, President and CEO (Principal Executive Officer)

Date: February 19, 2004	/s/ Paul Chung
Paul Chung, Chief Financial Officer (Principal Financial Officer)

Date: February 19, 2004	/s/ Andrew Stewart
Andrew Stewart Director

Date: February 19, 2004	/s/ Talal Yassin
Talal Yassin Director