Form 10QSB
period 2004-03-31
GEOCOM RESOURCES INC
filed 2004-05-21
CIK 1141787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  333-62482
GEOCOM RESOURCES INC.
(Exact name of small business issuer as specified in its charter)
Nevada	98-0349734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
114 West Magnolia Street, Suite 413, Bellingham, Washington 98225
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  17,359,532 common shares issued and outstanding as of May 6, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GEOCOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(unaudited)
March 31, 2004
ASSETS

Current assets
Cash	$ 374,458
Other current assets	3,587
Total current assets	378,045

Property and equipment, net	2,020

TOTAL ASSETS	$ 380,065

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Advances - related parties	48,781

STOCKHOLDERS' EQUITY:
Common stock, $.00001 par value, 100,000,000 shares authorized, 17,359,532 shares issued and outstanding	174
Additional paid in capital	1,858,983
Deficit accumulated during the exploration stage	(1,527,873)
Total Stockholders' Equity	331,284
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 380,065

GEOCOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three months ended March 31,		Nine months ended March 31,		Inception through March 31,
	2004	2003	2004	2003	2004

Operating expenses:
Consulting fees	$ 81,277	$ 30,000	$ 147,206	$ 60,760	$ 277,654
Salaries and benefits	-	-	-	-	275,000
Exploration expenditures	153,581	-	591,917	-	721,695
Oil and gas activities	-	-	-	-	42,060
Interest expense	326	-	55,678	-	79,950
Other general and Administrative	20,587	| 4,371	62,967	23,513	131,514

Net loss	$ (255,771)	$ (34,371)	$ (857,768)	$ (84,273)	$ (1,527,873)

Net loss per share:
Basic and diluted	$ (0.01)	$ (0.00)	$ (0.05)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	17,359,532	27,361,111	17,180,604	27,790,146

GEOCOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	2004	2003	Inception through March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(857,768)	$(84,273)	$(1,527,873)
Adjustments to reconcile net deficit to cash used by operating activities:
Amortization of debt discount	53,396	-	55,556
Depreciation	761	-	1,027
Common shares issued for services	-	-	275,000
Stock purchase options issued for services	62,676	-	62,676
Change in:
Other current assets	-	(1,500)	(3,587)
Accounts payable and accrued liabilities	(23,458)	3,886	13,425
NET CASH USED IN OPERATING ACTIVITIES	(764,393)	(81,887)	(1,123,776)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(3,047)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	500,000
Proceeds from notes payable - related parties	-	53,670	253,786
Repayment of notes payable - related parties	(39,125)	-	(253,786)
Proceeds from advances - related parties	42,500	-	118,981
Repayments from advances - related parties	(62,500)	-	(70,200)
Issuance of common stock	750,000	-	952,500
CASH FLOWS FROM FINANCING ACTIVITIES	690,875	53,670	1,501,281

NET CHANGE IN CASH	(73,518)	(30,203)	374,458
Cash, beg. of period	447,976	1,986	-
Cash, end of period	$374,458	$(28,217)	$374,458

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$3,913	$ -	$10,444
Income taxes paid	$ -	$ -	$ -

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

NOTE 2 - RECLASSIFICATIONS

Certain amounts in the March 31, 2003 financial statements have been reclassified to conform with the March 31, 2004 financial statement presentation.

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

NOTE 4 - SHARE PURCHASE OPTIONS

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

NOTE 5 - RELATED PARTIES

Consulting fees - related parties consist of legal, marketing, and financial consulting services received from four directors. For the nine months ended March 31, 2004, $80,928 of expenses was incurred and $48,782 remains outstanding to these directors at the period end.

NOTE 6 - ACQUISITION

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

General

On April 28, 2003 we entered into a letter of intent with TNR Resources Ltd. ("TNR") to acquire an option to purchase a 75% working interest in La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR to acquire the 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Luis Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn our 75% interest, we must spend $2,000,000 over four years on exploration and development and we must expend $100,000 in exploration on the property on or before April 30, 2004 to maintain our right to earn an interest at La Carolina. We must issue or arrange for transfer of 50,000 of our common shares to TNR upon formalization of the agreement, and annually thereafter until our obligations have been met. Upon vesting of our interest in the project, we and TNR will enter into a formal venture agreement to manage the development of the project.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to March 31, 2003 is $1,527,873. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Plan of Operations - Next 12 Months

We intend to continue our exploration activities in Alaska, Argentina and Chile. Our personnel are continuously evaluating new opportunities that become available via network contracts, on ground exploration, or via submittal from independent sources. We anticipate we will require $1,005,000 for the 12 months ending March 31, 2005 to fund our obligations in respect of our various properties and for our ongoing operational expenses.

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

At March 31, 2004, there was a working capital of $329,264 compared to a working capital deficit of ($108,350) at March 31, 2003.

At March 31, 2004, our total assets were $380,065, which consisted primarily of cash assets of $374,458.

At March 31, 2004, our total current liabilities decreased to $48,781 from $111,836 at March 31, 2003.

We posted losses of $857,768 for the nine months ending March 31, 2004 and $1,527,873 since inception to March 31, 2004. The principal components of the losses for the nine months ended March 31, 2004 were administrative expenses (including consulting fees of $147,206) of $265,851 and exploration expenses of $591,917. By comparison, as at March 31, 2003 we had not incurred any exploration expenditures. The principal components of the losses since inception through March 31,2004 were consulting fees, administrative and exploration expenses of $277,654, $131,515 and $721,695.

Operating expenses for the nine months ending March 31, 2004 were $857,768, compared to the nine months ending March 31, 2003, which were $84,273.

At March 31, 2004, we had cash on hand of $374,458.

Going Concern

We have historically incurred losses, and through March 31, 2004 have incurred losses of $1,527,873 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings and/or bank financing.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B
Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Restated Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).
(4)	Instruments defining rights of security holders, including indentures
Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).
(10)	Material Contracts
10.1	Cash Call No. 2 dated May 1, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).
10.2	Assignment Agreement dated May 4, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).
10.3	Option Agreement dated May 1, 2003 between Geocom Resources Inc. and TNR Resources Ltd. (incorporated by reference from our Amended Current Report on Form 8-K/A, filed on May 5, 2003).
10.4	Option Agreement dated May 7, 2003 between Geocom Resources Inc. and TNR Resources Ltd. (incorporated by reference from our Current Report on Form 8-K, filed on May 20, 2003).
10.5	Consulting Agreement dated effective December 1, 2003 with Jim Chapman (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.6	Consulting Agreement dated effective December 1, 2003 with Jeffrey A. Jaacks (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.7	Consulting Agreement dated effective January 1, 2004 with John Benglesdorf (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.8	Consulting Agreement dated effective January 1, 2004 with Ellsworth Geological, PC (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.9	Consulting Agreement dated January 19, 2004 with Gary Schellenberg (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.10	Consulting Agreement dated January 19, 2004 with Roberto Lara (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
(21)	Subsidiaries
Minera Geocom Resources-Chile Limitada.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification.
31.2	Certification.
(32)	Section 1350 Certifications
32.1	Certification.

Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GEOCOM RESOURCES INC.
Date: May 21, 2004	/s/ John Hiner
John Hiner, President and CEO (Principal Executive Officer)

Date: May 21, 2004	/s/ Paul Chung
Paul Chung, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 21, 2004	/s/ Andrew Stewart
Andrew Stewart Director

Date: May 21, 2004	/s/ Talal Yassin
Talal Yassin Director