Form 10KSB
period 2004-06-30
GEOCOM RESOURCES INC
filed 2004-10-14
CIK 1141787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number  000-49621
GEOCOM RESOURCES INC.
(Name of small business issuer in its charter)
Nevada	98-0349734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
114 West Magnolia Street, Suite 413, Bellingham, Washington	98225
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  360.392.2898

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

N/A

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

17,716,675 common shares issued and outstanding as of September 15, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us" and "our" mean Geocom Resources, Inc., unless otherwise indicated.

Corporate History

We are in the business of acquiring, exploring, and developing mineral resource properties and interests. We were incorporated in the State of Nevada on June 19, 2000. From the inception of our business on April 23, 2001, we were engaged in a working interest in respect of the exploration of certain oil and natural gas interests in the state of California referred to as the Coalinga Nose Project. The Coalinga Nose Project was unsuccessful and we commenced pursuing other resource sector opportunities. In April 2003 we made the decision to focus our efforts on the mineral resource exploration and development sector. The address of our principal executive office is 114 West Magnolia Street, Suite 413, Bellingham, Washington 98225.

Our Current Business

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

On May 16, 2003, we entered into an agreement in principle with TNR and BHP Minerals International Exploration Inc. ("BHP") to earn a majority interest in BHP's Iliamna Project in Alaska. On May 20, 2003, we announced that we had entered into a formal agreement with TNR to earn a 75% interest in TNR's option to earn a 70% interest in BHP's Iliamna Project in Alaska. Upon accomplishing our earn-in obligations, we will hold a 52.5% net interest in the project. To earn our interest, we must expend US$500,000 prior to September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. The Company had spent $399,018 by March 31, 2004 and a total of $460,860 by June 30, 2004. The interest earned is subject to a back-in right held by BHP to reacquire a 70% interest in the project with obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production.

On September 29, 2003 we announced the drill and assay results from our core-drilling program at the Iliamna Project in western Alaska. Those results are discussed later in this Form 10-KSB.

The incorporation of our Chilean subsidiary, Minera Geocom Resources-Chile Limitada which was recorded on October 16, 2003 with the Registry of Commerce of Santiago. The formation of this subsidiary allow us to carry out exploration and acquisition efforts in Chile.

On October 31, 2003 we announced the acquisition of two gold and base metal projects in Chile. Our Chilean subsidiary personnel staked both properties on our behalf. The claims were staked prior to the incorporation of Minera Geocom Resources-Chile Limitada, our Chilean subsidiary, due to competitive activity in the area, and will be transferred to Minera Geocom Resources-Chile Limitada upon completion of the claim filing process

We are also currently pursuing other projects within the mineral resource sector. Our principal capital resources have been through issuance of our common stock, shareholder loans and borrowing.

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

Current Projects

La Carolina Project, San Luis, Argentina

On April 28, 2003 we entered into a letter of intent with TNR to acquire an option to purchase a 75% working interest in the La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR to acquire the 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn our 75% interest, we must spend US$2,000,000 over four years on exploration and development at and we must expend $100,000 in exploration on the property on or before April 30, 2004 to maintain our right to earn an interest at La Carolina. As of June 30, 2004, the Company has spent $287,162 on the property. We must issue or arrange for transfer of 50,000 of our common shares to TNR upon formalization of the agreement, and annually thereafter until our obligations have been met. As a result, we have issued a total of 100,000 shares to TNR to date. Upon vesting of our interest in the project, we will enter into a formal venture agreement with TNR to manage the development of the project.

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

Agreement and Terms

We have option agreements with TNR in respect of the property. To earn our 75% interest, we must make exploration expenditures of $2,000,000 prior to May 3, 2007, and we must expend $100,000 in exploration on the property on or before April 30, 2004 to maintain our right to earn an interest. The Company spent $196,060 by March 31, 2004 and has spent a total of $287,162 by June 30, 2004.

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

We are encouraged by the results of the compilation studies, which in combination with the results of the subsequent fieldwork, served to guide the drill in 2004. In June 2004, a planned 3,500 meter core drilling program commenced on the property. The Company plans to drill test multiple gold zones located in each of the Estancia, Cerro Mogote, Cerro Pajaros, and El Camino zones

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

Agreement and Terms

We have an option agreement with TNR and BHP Billiton Inc. in respect of the property. We must expend $500,000 in exploration on the property by September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. The Company had spent $399,018 by March 31, 2004 and a total of $460,860 by June 30, 2004.

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

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outline below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during our pre-exploration stage. Prospective investors should consider carefully the risk factors set out below.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to June 30, 2004 is $1,752,474. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Our officers and directors own a total of 7,650,000 shares of our company. They may sell some of their shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Our officers and directors own a total of 7,650,000 shares of stock. Subject to all holding periods under applicable securities laws, they will likely sell a portion or all of their stock in the future. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

Item 2. Description of Property.

La Carolina Project, San Luis, Argentina

On April 28, 2003 we entered into a letter of intent with TNR to acquire an option to purchase a 75% working interest in the La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR to acquire the 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn our 75% interest, we must spend US$2,000,000 over four years on exploration and development at and we must expend $100,000 in exploration on the property on or before April 30, 2004 to maintain our right to earn an interest at La Carolina. As of March 31, 2004 the Company has spent $196,060 on the property and a total of $287,162 by June 30, 2004. We must issue or arrange for transfer of 50,000 of our common shares to TNR upon formalization of the agreement, and annually thereafter until our obligations have been met. Upon vesting of our interest in the project, we will enter into a formal venture agreement with TNR to manage the development of the project.

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

Iliamna Project, Alaska, USA

On May 16, 2003, we entered into an agreement in principle with TNR and BHP to earn a majority interest in BHP's Iliamna Project in Alaska. On May 20, 2003, we announced that we entered into a formal agreement with TNR to earn a 75% interest in TNR's option to earn a 70% interest in BHP's Iliamna Project in Alaska. Upon accomplishing our earn-in obligations, we will hold a 52.5% net interest in the project. To earn our interest, we must expend US$500,000 prior to September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. The Company had spent $399,018 by March 31, 2004 and a total of $460,860 by June 30, 2004. The interest earned is subject to a back-in right held by BHP to reacquire the 70% interest in the project with obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production.

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

Our executive and head offices are located at 114 West Magnolia Street, Suite 413, Bellingham, Washington 98225. Our telephone number is 360.392.2898.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

On July 2, 2002, our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board under the name "Geocom Resources, Inc." and under the symbol "GOCM". The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended June 30, 2003 and 2004. The bid information was obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended(1)	High	Low
September 30, 2002	$2.50	$0.10
December 31, 2002	$1.15	$0.70
March 31, 2003	$1.25	$0.73
June 30, 2003	$1.37	$0.80
September 30, 2003	$3.52	$1.08
December 31, 2003	$2.69	$1.20
March 31, 2004	$1.77	$1.07
June 30, 2004	$1.38	$0.51

(1) Our common stock received approval for quotation on July 2, 2002. The first trade occurred July 23, 2002.

On September 15, 2004, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.45.

As of September 15, 2004, there were 50 holders of record of our common stock. As of such date, 17,716,675 common shares were issued and outstanding.

Our common shares are issued in registered form. The Nevada Agency and Trust Company, 50 Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: 775.322.0626; Facsimile: 775.322.5623 is the registrar and transfer agent for our common shares. We have no other exchangeable securities.

Dividend Policy

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

Subsequent to the year ended June 30, 2004 we issued a total of 357,143 shares of common stock to a private investor at a deemed price of $0.70 for total gross proceeds of $250,000. The transactions were private in nature, and the shares were issued in offshore transactions in reliance upon Regulation S promulgated under the Securities Act of 1933.

Equity Compensation Plan Information

On November 20, 2003, our Board of Directors approved the "2004 Stock Option Plan." The Board of Directors reserved 1,700,000 shares of our common stock to be issued in the form of incentive and/or non-qualified stock options for employees, directors and consultants. As of September 15, 2004 625,000 options have been issued to employees, directors or consultants.

Item 6. Management Discussion and Analysis and Plan of Operation.

Review of Operations / Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. The statements contained in this section include projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Act, and Section 21E of the Exchange Act. All statements that are included in this registration statement, other than statements of historical fact, are forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this report, including, without limitation, in conjunction with those forward-looking statements contained in the report.

Overview

As at June 30, 2004, we were an exploration stage company whose plan of operation over the next twelve months is to develop our mining properties.

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

Plan of Operations - Next 12 Months

We intend to continue our exploration activities in Alaska, Argentina and Chile. Our personnel are continuously evaluating new opportunities that become available via network contracts, on ground exploration, or via submittal from independent sources. We anticipate we will require $1,005,000 for the 12 months ending June 30, 2005 to fund our obligations in respect of our various properties and for our ongoing operational expenses.

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

At June 30, 2004, there was a working capital surplus of $104,825 compared to a working capital deficit of ($137,049) at June 30, 2003.

At June 30, 2004, our total assets were $161,318 which consisted primarily of cash of $158,873.

At June 30, 2004, our total current liabilities decreased to $54,636 from $591,394 at June 30, 2003.

We posted losses of $1,082,369 for the year ended June 30, 2004 and $1,752,474 since inception to June 30, 2004. The principal components of the losses for the year ended June, 2004 were exploration expenditures of $1,011,602 By comparison, as at June 30, 2003 we had incurred $168,258 in consulting fees, interest expense and other general administration costs.

Operating expenses for the year ended June 30, 2004 were $1,082,369 compared to the year ended June 30, 2003, which were $168,528.

At June 30, 2004, we had cash on hand of $158,873.

Going Concern

Due to our being a pre-exploration stage company and not having generated revenues, in their report on our financial statements for the year ended June 30, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through June 30, 2004 have incurred losses of $1,752,474 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on our financial position and results of operations as we currently have no stock-based employee compensation.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after February 28, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this standard did not have a material effect on our results of operations or financial position.

FASB has also issued SFAS No. 147 and 149 but they do not have any relationship to our operations therefore a description of each and their respective impact on our operations have not been disclosed.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Net Income (Loss) Per Share

We computed net income (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Cash and Cash Equivalents

We consider all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Financial Instruments

The fair values of accounts payable, accrued liabilities and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements are filed as part of this annual report:

Independent Auditor's Report, dated September 17, 2004

Balance Sheets as at June 30, 2004 and June 30, 2003

Statements of Operations for the years ended June 30, 2004 and June 30, 2003 and for the period from June 19, 2000 (inception) through June 30, 2004

Statements of Cash Flows for the years ended June 30, 2004 and June 30, 2003 and for the period from June 19, 2000 (inception) through June 30, 2004

Statement of Stockholders' Deficiency for the period from June 19, 2000 (inception) to June 30, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Geocom Resources, Inc. (An Exploration Stage Company)
Bellingham, WA

We have audited the accompanying consolidated balance sheet of Geocom Resources, Inc. as of June 30, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended and for the period from June 19, 2000 (Inception) through June 30, 2004. These financial statements are the responsibility of Geocom's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period June 19, 2000 (inception) through June 30, 2002, were audited by other auditors whose report dated August 13, 2002, which has been furnished to us, expressed an unqualified opinion on those statements. The financial statements for the period June 19, 2000 (inception) through June 30, 2002, included a net loss of $501,577. Our opinion on the consolidated statements of operations, stockholders' deficit, and cash flows for the period June 19, 2000 (inception) through June 30, 2002, insofar as it relates to amounts for prior periods through June 30, 2002, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Geocom Resources, Inc. as of June 30, 2004, and the results of its operations and its cash flows for each of the two years then ended and for the period from June 19, 2000 (Inception) through June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Geocom will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Geocom has incurred losses from form inception through June 30, 2004 totaling $1,752,474. Geocom will require additional working capital to develop its business until Geocom either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Geocom's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
September 17, 2004

GEOCOM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

June 30, 2004
ASSETS
Current assets
Cash	$ 158,873
Other current assets	587
Total current assets	159,460
Property and equipment, net	1,858
Total Assets	$ 161,318
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable & accrued liabilities	$ 5,853
Advances - related parties	48,782
Total current liabilities	54,635
Commitments
STOCKHOLDERS' EQUITY:
Common stock, $.00001 par value, 100,000,000 shares authorized, 17,359,532 shares issued and outstanding	174
Additional paid in capital	1,858,983
Deficit accumulated during the exploration stage	(1,752,474)
Total Stockholders' Equity	106,683
Total Liabilities and Stockholders' Equity	$ 161,318

See accompanying summary of accounting policies and notes to financial statements.

GEOCOM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30, 2004	Year Ended June 30, 2003	Inception through June 30, 2004
Operating expenses:
Exploration expenditures	$ 1,011,602	$ 110,449	$ 1,271,827
Oil and gas interests	-	-	42,060
Other general and administrative	15,092	40,438	358,637
Loss from operations	1,026,694	150,887	1,672,524
Interest expense	51,765	17,641	76,037
Net loss	$ (1,082,369)	$ (168,528)	$ (1,752,474)

Net loss per share:
Basic and diluted	$ (0.06)	$ (0.01)

Weighted average shares outstanding:
Basic and diluted	17,225,369	24,975,342

See accompanying summary of accounting policies and notes to financial statements.

GEOCOM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
Period from June 19, 2000 (Inception) through June 30, 2004

	Common stock		Additional paid-in capital	Deficit accumulated during the exploration stage	Total
	Shares	Amount
Capital stock issued for cash	10,000,000	$ 100	$ 2,400	$ -	$ 2,500
Capital stock issued for services	10,000,000	100	274,900	-	275,000
Net loss	-	-	-	(376,148)	(376,148)
Balance, June 30, 2001	20,000,000	200	277,300	(376,148)	(98,648)
Capital stock issued for cash	8,000,000	80	199,920	-	200,000
Net loss	-	-	-	(125,429)	(125,429)
Balance, June 30, 2002	28,000,000	280	477,220	(501,577)	(24,077)
Shares returned to treasury by officers	(11,500,000)	(115)	115	-	-
Intrinsic value of beneficial conversion feature of convertible notes payable	-	-	55,556	-	55,556
Net loss	-	-	-	(168,528)	(168,528)
Balance, June 30, 2003	16,500,000	165	532,891	(670,105)	(137,049)
Conversion of notes payable into common shares	493,678	5	513,420	-	513,425
Capital stock issued for cash	365,854	4	749,996	-	750,000
Stock options issued for services	-	-	62,676	-	62,676
Net loss	-	-	-	(1,082,369)	(1,082,369)
Balance, June 30, 2004	17,359,532	$ 174	$ 1,858,983	$ (1,752,474)	$ 106,683

See accompanying summary of accounting policies and notes to financial statements.

GEOCOM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2004	Year Ended June 30, 2003	Inception through June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,082,369)	$ (168,528)	$ (1,752,474)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount	53,396	2,160	55,556
Depreciation	923	265	1,188
Common shares issued for services	-	-	275,000
Stock purchase options issued for services	62,676	-	62,676
Changes in:
Other current assets	3,000	(3,587)	(587)
Accounts payable & accrued liabilities	(17,604)	27,264	19,279
NET CASH USED IN OPERATING ACTIVITIES	(979,978)	(142,426)	(1,339,362)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(3,047)	(3,047)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	500,000	500,000
Proceeds from notes payable - related parties	-	39,125	253,786
Repayment of notes payable - related parties	-	(44,661)	(253,786)
Proceeds from advances - related parties	42,500	76,482	118,982
Repayments from advances - related parties	(101,625)	(7,700)	(70,200)
Issuance of common stock	750,000	-	952,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	690,875	563,246	1,501,282
NET CHANGE IN CASH	(289,103)	417,773	158,873
Cash, beginning of period	447,976	30,203	-
Cash, end of period	$ 158,873	$ 447,976	$ 158,873
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ 6,531	$ 6,531
Income taxes paid	$ -	$ -	$ -

See accompanying summary of accounting policies and notes to financial statements.

GEOCOM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Geocom Resource Inc. ("Geocom") was incorporated on June 19, 2000 under the laws of Nevada to engage in the exploration of certain oil and natural gas interests in the state of California. In April 2003, Geocom made a strategic decision to focus and pursue opportunities in the mineral resource exploration and development sector in the state of Alaska and the countries of Argentina and Chile.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Principles of Consolidation

The June 30, 2004 consolidated financial statements include the accounts of its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

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

Stock-Based Compensation

Geocom has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44") in accounting for its employee stock option plans. Under APB 25, when the exercise price of Geocom's stock options is less than the fair value of the underlying shares on the date of grant, compensation expense is recognized. The pro forma disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123 ("FAS 148") are provided below in Note 4.

The following table provides a reconciliation of net (loss) income to pro forma net (loss) income as if compensation cost for stock options granted to employees had been determined using the fair value method prescribed by FAS 123. The estimated fair value of each stock option is calculated using the Black-Scholes option pricing model. Geocom has elected to follow APB 25, "Accounting for Stock Issued to Employees." Accordingly, since employee stock options are granted at market price on the date of grant, no compensation expense is recognized. However, SFAS 123 requires presentation of pro forma net income and earnings per share as if Geocom had accounted for its employee stock options granted under the fair value method of that statement. The weighted average fair value of the individual options granted during fiscal 2004, to be comparable to those granted in fiscal 2003. The impact on net loss is minimal; therefore, the pro forma disclosure requirements prescribed by SFAS 123 are not significant to the Company. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

2004
Dividend Yield	0.00%
Volatility	223%
Risk-free Interest Rate	1.50%
Expected Life	3.00

The pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock options or purchase right was as follows for the years ended June 30, 2004 and 2003:

	2004	2003
Net loss, as reported	$ (1,082,369)	$ (168,528)
Add: Stock-based employee compensation included in reported net loss	4,000	-
Less: Stock-based employee compensation expense determined under fair-value based method for all awards	(110,000)	-
Pro forma net loss	$ (1,188,369)	$ (168,528)
Net loss per share:
As reported	$ (0.06)	$ (0.01)
Pro forma	$ (0.07)	$ (0.01)

Recent Accounting Pronouncements

Geocom does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Geocom's results of operations, financial position or cash flow.

Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform with the 2004 financial statement presentation.

NOTE 2 - GOING CONCERN

Geocom has recurring losses and has a deficit accumulated during the exploration stage of $1,752,474 as of June 30, 2004. Geocom's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Geocom has no current source of revenue. Without realization of additional capital, it would be unlikely for Geocom to continue as a going concern. Geocom's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of oil and natural gas interests, if found. Geocom's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of oil and natural gas interests.

NOTE 3 - ACQUISTIONS

In October 2003, Geocom formed a Chilean subsidiary, named Minera Geocom Resources-Chile Limitada. This subsidiary was formed to continue its exploration and acquisition efforts in Chile.

On April 28, 2003 Geocom agreed to acquire an option to purchase 75% working interest in La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR Resources Ltd. ("TNR") to acquire a 75% interest in the La Carolina Project. The Chief Financial Officer of Geocom is a shareholder and direcrtor of TNR. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn its 75% interest, Geocom must spend $2,000,000 over four years on exploration and development at La Carolina. Geocom must issue or arrange for the transfer of 50,000 common shares to TNR upon formalization of the option agreement, and annually thereafter until its obligations have been met. Upon vesting its interest in the project, Geocom and TNR will enter into a formal venture agreement to manage the development of the project. As of September 24, 2003 Geocom has spent approximately $12,000 preparing for the exploration and development at La Carolina. Geocom was required to spend $100,000 on or before April 30, 2004. As of April 30, 2004, Geocom met its commitment. As of June 30, 2004, Geocom expended $287,162 on the La Carolina mineral project.

On May 20, 2003, Geocom entered into an agreement with TNR Resources Ltd. ("TNR") and will earn a 75% interest in TNR's option to earn a 70% interest in BHP Minerals International Exploration Inc.'s (BHPB) Iliamna Project in Alaska. Geocom must spend $500,000 prior to September 26, 2004 or lose its interest in the property. The interest earned is subject to a back-in right held by BHP to reacquire a 70% interest in the project with an obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production. As of June 30, 2004 Geocom has spent approximately $461,000 on the exploration and development of Iliamna.

On October 31, 2003, Geocom announced the acquisition of two gold and base metal projects in Chile. Geocom personnel staked both properties on behalf of the Corporation. The Santa Rosa and Marcelita properties comprise a total of 2433 hectares located in the Zapallar mining district, 40 kilometers southeast of Copiapó, Tierra Amarilla County, Region III, Chile. The Corporation controls 100% of the property acquired.

On February 16, 2004, Geocom announce the acquisition by staking of six claims that provide a 100% interest in 680 hectares (1,680 acres) in northern Chile. Geocom personnel staked the claims to cover several sediment hosted copper and gold occurrences.

NOTE 4 - STOCK OPTION PLAN

In December 2003, Geocom adopted a stock option plan under which 1,700,000 shares of the Company's common stock have been reserved for issuance. Under this plan, as of June 30, 2004, a total of 625,000 options have been issued to various employees, directors, officers, or consultants. Of the 625,000 options issued 400,000 were issued to employees.

In January 2004, Geocom issued 625,000 share purchase options. The share purchase options vest in 20% increments over two years every six months with the first 20% vesting on the grant date. The strike price of the share purchase options is $1.44 and they expire three years after the grant date. 400,000 of the share purchase options were issued to employees of Geocom and are valued at $4,000 using the intrinsic method. The remaining 225,000 share purchase options were issued to independent contractors providing financial and exploration services. These options were valued at $309,378 using the fair value method. These expenses will be recognized over the vesting period.

Option activity was as follows for the years ended June 30, 2004 and 2003:

	2004		2003
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	-	$ -	-	$ -
Granted	625,000	1.44	-	-
Exercised	-	-	-	-
Outstanding at end of year	625,000	$ 1.44	-	$ -
Exercisable at year-end	125,000	$ 1.44	-	$ -

Information about options outstanding was as follows at June 30, 2004:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$ 1.44	625,000	2.5	$ 1.44	125,000	$ 1.44

NOTE 5 - RELATED PARTY TRANSACTIONS

Geocom has month to month service agreements with related parties. Currently, two directors and one officer each receive $2,500 per month and one officer receives $3,000 per month for services performed on behalf of Geocom.

As discussed in note 3 Geocom entered into a transaction with a entity that our Chief Financial Officer is a shareholder and director.

NOTE 6 - ADVANCES - RELATED PARTIES

Advances - related parties are from two directors consisting of cash advances and legal, marketing, and financial consulting services. As of June 30, 2004, $48,782 is outstanding. The advances are unsecured and are due upon demand.

NOTE 7 - NOTE PAYABLE

Geocom entered into a loan agreement with Windsor ("Windsor") Management Ltd. for $500,000. The note payable is convertible into common stock for 90% of the market price. The note bears interest at 10% and is due March 1, 2006. The conversion feature is valued at $55,556 which will be amortized over the life of the note of three years. In July 2003, Geocom converted its note payable from Windsor of $513,425 ($500,000 principle, $13,425 interest) into 493,678 common shares of Geocom. The $513,425 was converted based on the share price of $1.04 or 90% of the market price on the date of election. The unamortized discount was recorded at the date of conversion. During the year ended June 30, 2004 Geocom recorded $53,396 of interest expense.

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

NOTE 9 - INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2004	2003
Expected income tax recovery	$ (368,005)	$ (57,300)
Unrecognized benefits of non-capital losses	368,005	57,300
Total income tax recovery	$ -	$ -

Details of Geocom's future income tax assets are as follows:

	2004	2003
Future income tax assets:
Non-capital loss carryforwards	$ 595,000	$ 228,000
Valuation allowance	(595,000)	(228,000)
Net future income tax assets	$ -	$ -

Geocom has non-capital losses carried forward of approximately $1,750,000 which expire through 2024. They may be utilized to offset future taxable income. Future tax benefits, which may arise as a result of these losses and resource expenditures have not been recognized in these financial statements.

NOTE 10 - COMMITMENTS

Geocom signed a one year office lease in the beginning of April 2003. The lease required a security depost of $587 with payments of $587 per month for rent. As of March 2004 when the lease expired Geocom has been leasing under a month to month agreement. Geocom's rent expense for the year ended June 30, 2004 and 2003 is $7,044 and $2,664, respectively.

NOTE 11 - SUBSEQUENT EVENT

In July 2004 Geocom issued 715,000 share purchase options. The share purchase options vest in 20% increments over two years every six months with the first 20% vesting on the grant date. The strike price of the share purchase options is $0.64 and they expire three years after the grant date. 400,000 of the share purchase options were issued to employees of Geocom and have no value using the intrinsic method. The remaining 315,000 share purchase options were issued to independent contractors providing financial and exploration services. These options were valued at $143,485 using the fair value method. These expenses will be recognized over the vesting period.

In July 2004, Geocom conducted a private placement and sold 357,143 units for gross proceeds of $250,000. Each unit consists of 1 share of common stock and 1 non-transferable warrant. The warrants have an exercise price of $0.85 and expire in two years from the purchase date.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Malone & Bailey, PLLC was dismissed on September 8, 2004 as our independent auditors. Malone & Bailey's report dated September 24, 2003, on our consolidated balance sheet as of June 30, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended and for the period from June 19, 2000 (Inception) through June 30, 2003, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

In connection with the audit of our financial statements, and in the subsequent interim period, there were no disagreements with Malone & Bailey, PLLC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Malone & Bailey PLLC would have caused Malone & Bailey, PLLC to make reference to the matter in their report. Malone & Bailey, PLLC furnished us with a letter addressed to the Commission stating that they agree with the above statements. A copy of that letter, dated September 8, 2004 is filed as Exhibit 16 to our Form 8-K filed on September 17, 2004. We engaged Lopez, Blevins, Bork & Associates, L.L.P. on September 8, 2004 as our principal accountant to audit our financial statements. The decision to change accountants was approved by our Board of Directors.

During the years ended June 30, 2003 and 2002 and subsequent to June 30, 2003 through the date hereof, neither we nor anyone on our behalf consulted with Lopez, Blevins, Bork & Associates, L.L.P. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has Lopez, Blevins, Bork & Associates, L.L.P. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) and (v), respectively, of Regulation S-K with our former accountant.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being June 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer. Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
John Hiner	President, CEO and Director	56	April 4, 2003
Paul Chung	CFO, Secretary, Treasurer and Director	47	May 20, 2003
Andrew Stewart	Director	32	June 19, 2000
Talal Yassin	Director	31	June 19, 2000

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director, executive officer and key employee, indicating his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

John Hiner

Mr. Hiner became our President, CEO and a Director on April 4, 2003.

Mr. Hiner has been involved in the mining industry for over thirty years. From 2000 to 2003 Mr. Hiner operated JEHCORP Inc., a consulting firm to the mining industry. Prior to this, Mr. Hiner was the Vice President of Champion Resources.

Mr. Hiner holds a B.Sc. in geology from San Diego State University, and a M.S. in geology from the Mackay School of Mines, University of Nevada-Reno.

Paul Chung

Mr. Chung became our CFO, Secretary Treasurer, and a Director on May 20, 2003.

Since February 2002 Mr. Chung has been the President of Clear Energy Systems Inc., an Arizona company developing technologies for the distributed generation industry. Since 1994, Mr Chung has also acted as a director of TNR Gold Corp. (TRR:TSX-V), a gold exploration company with properties in Argentina, Canada and U.S.A.

Mr. Chung holds a B.Sc. in geology from the University of British Columbia and a Masters in Business Administration from Athabasca University, Alberta.

Andrew Stewart

Mr. Stewart became a Director on June 19, 2000.

Mr. Stewart is a corporate finance lawyer in British Columbia with experience in corporate, securities and tax law.

Mr. Stewart has acted as a director and the Secretary of Altus Explorations Inc., a resource exploration company as well as a director and the Secretary of Universco Broadband Networks Inc., a British Columbia company providing broadband wireless communications services.

Mr. Stewart has also practiced as a corporate and securities lawyer with Catalyst Corporate Finance Lawyers, in Vancouver, British Columbia and as a tax lawyer with Thorsteinssons, Tax Lawyers, where he assisted clients with a variety of corporate tax planning, compliance and litigation matters.

Mr. Stewart holds a Master of Laws from the University of Cambridge, England, a Bachelor of Laws degree from the University of Alberta (Silver Medal) and a Bachelor of Arts from the University of British Columbia.

Talal Yassin

Mr. Yassin became a Director on June 19, 2000.

Mr. Yassin is fluent in Arabic and Greek and has developed substantial contacts in the land and development industry inside and outside of North America.

Since January 2001 Mr. Yassin has been the President and Chief Executive Officer of Universco Broadband Networks Inc., a British Columbia company providing broadband wireless communications services. Mr. Yassin has also acted as a director of Info Touch Technologies Corp. (IFT:CDNX) an internet kiosk developer and manufacturer as well as a director and Vice President of Development of Alpha Beta Developments Ltd., a private Vancouver based real estate development company, where he is involved in numerous aspects of the real estate and development business, including acquisitions, financing, construction and marketing.

Mr. Yassin holds a Bachelor of Arts Degree from Simon Fraser University, British Columbia.

Committees of the Board

Currently our company has the following committees:

  Audit Committee;
  Nominating and Corporate Governance Committee; and
  Compensation Committee.

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

Family Relationships

None of the current directors or officers of our company are related by blood or marriage.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

We currently do not have an audit nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues to date.

Code of Ethics

Effective October 12, 2003, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our company's officers including our president (being our principal executive officer) and our company's chief financial officer (being our principal financial and accounting officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Geocom Resources Inc., Suite 413-114 West Magnolia Street, Bellingham, Washington, 98225, Attention John Hiner.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Item 10. Executive Compensation.

Executive Compensation

No executive officer of our company received annual salary and bonus in excess of $100,000 for the years ended June 30, 2004, 2003 and 2002. For the years ended June 30, 2004 and 2003, we did not pay any salaries or bonuses to any of our executive officers. As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer's employment with our company, from a change in control of our company or a change in such officer's responsibilities following a change in control.

Stock Option Plan

On November 20, 2003 we established a stock option plan pursuant to which 1,700,000 common shares were reserved for issuance.

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option and have initial terms of ten years.

Stock Options/SAR Grants

On January 21, 2004 we granted 625,000 stock options to certain directors, officer and employees at a price of $1.44 exercisable until January 21, 2007.

On July 26, 2004 we granted 715,000 stock options to certain directors, officers and employees at a price of $0.64 exercisable until July 26, 2004.

There were no stock appreciation rights made during the fiscal years ended June 30, 2004 and 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during fiscal year ended June 30, 2004 by any officers or directors of our company.

Directors Compensation

Directors may be paid their expenses for attending each meeting of the directors and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for the service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 15, 2004, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
John Hiner 114 West Magnolia Street Bellingham, WA 98225	1,557,500(2)	8.79%
Paul Chung 650 W. Georgia Street Vancouver, BC V6B 4N9	1,557,500(3)	8.79%
Andrew Stewart 666 Burrard Street Vancouver, BC V6C 3P1	2,307,500(4)	13.02%
Talal Yassin 1680 Bayshore Drive Vancouver, BC V6G 3H6	2,307,500(5)	13.02%
Directors and Executive Officers as a Group	7,730,000 common shares	43.63%

(1) Based on 17,716,675 shares of common stock issued and outstanding as of September 15, 2004. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes 20,000 incentive stock options exercisable within 60 days.

(3) Includes 20,000 incentive stock options exercisable within 60 days.

(4) Includes 20,000 incentive stock options exercisable within 60 days.

(5) Includes 20,000 incentive stock options exercisable within 60 days.

Item 12. Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

Except as otherwise indicated, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Item 13. Exhibits.

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

10.11 Form of Stock Option Agreement for January 21, 2004 grant of stock options with the following:

John Hiner
Paul Chung
Talal Yassin
Andrew Stewart
Jim Chapman
Peter Ellsworth
Jeffrey Jaacks
John Bengelsdorf
Gary Schellenberg
Roberto Lara

10.12 Form of Stock Option Agreement for July 26, 2004 grant of stock options with the following:

John Hiner
Paul Chung
Talal Yassin
Andrew Stewart
Jim Chapman
Peter Ellsworth
Jeffrey Jaacks
John Bengelsdorf
Gary Schellenberg
Roberto Lara
Harvey Lawson
Aruba Capital Inc.
Charles Madden
Elizabeth Torry

10.13 Consulting Agreement dated July 23, 2004 with Elizabeth Torry.

10.14 Consulting Agreement dated July 26, 2004 with Aruba Capital Inc.

10.15 Consulting Agreement dated July 26, 2004 with Charles Madden.

10.16 Consulting Agreement dated July 26, 2004 with Harvey Lawson.

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(21) Subsidiaries

Minera Geocom Resources-Chile Limitada.

(23) Consents of Experts & Counsel

23.1 Consent of Independent Auditor (Lopez, Blevins, Bork & Associates, L.L.P)

(31) Section 302 Certification

31.1 Section 302 Certification

31.2 Section 302 Certification

(32) Section 906 Certification

32.1 Section 906 Certification

32.2 Section 906 Certification

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004 were $6,500.

The aggregate fees billed by Malone & Bailey, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003 were $7,900.

Audit Related Fees

For the fiscal year ended June 30, 2004, the aggregate fees billed for assurance and related services by Lopez, Blevins, Bork & Associates, L.L.P relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

For the fiscal year ended June 30, 2003, the aggregate fees billed for assurance and related services by Malone & Bailey, PLLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal year ended June 30, 2004, the aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for other non-audit professional services, other than those services listed above, totalled $0.

For the fiscal year ended June 30, 2003, the aggregate fees billed by Malone & Bailey, PLLC for other non-audit professional services, other than those services listed above, totalled $0.

We do not use Lopez, Blevins, Bork & Associates, L.L.P for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Lopez, Blevins, Bork & Associates, L.L.P to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Lopez, Blevins, Bork & Associates, L.L.P is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of entire Board of Directors); or
  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Lopez, Blevins, Bork & Associates, L.L.P and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Lopez, Blevins, Bork & Associates, L.L.P's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOCOM RESOURCES INC.

By: /s/ John Hiner
John Hiner, President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Paul Chung
Paul Chung, Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

By: /s/ Andrew Stewart
Andrew Stewart, Director

By: /s/ Talal Yassin
Talal Yassin, Director

Date: October 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ John Hiner
John Hiner	President and Chief Executive Officer	October 14, 2004

/s/ Paul Chung
Paul Chung	Chief Financial Officer, Secretary and Treasurer	October 14, 2004

/s/ Andrew Stewart
Andrew Stewart	Director	October 14, 2004

/s/ Talal Yassin
Talal Yassin	Director	October 14, 2004