Form 10QSB
period 2004-09-30
GEOCOM RESOURCES INC
filed 2004-11-15
CIK 1141787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  17,716,675 common shares issued and outstanding as of November 1, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GEOCOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(unaudited)
September 30, 2004
ASSETS
Current assets
Cash	$ 131,408
Other current assets	587
Total current assets	131,995
Property and equipment, net	1,627
TOTAL ASSETS	$ 133,622
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities Accounts payable & accrued liabilities	7,550
Advances - related parties Total Current liabilities	26,500 34,050
STOCKHOLDERS' EQUITY:
Common stock, $.00001 par value, 100,000,000 shares authorized, 17,716,675 shares issued and outstanding	178
Additional paid in capital	2,200,352
Deficit accumulated during the exploration stage	(2,100,958)
Total Stockholders' Equity	99,572
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 133,622

GEOCOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three months ended September 30,		Inception through September 30,
	2004	2003	2004
Operating expenses:
Exploration expenditures	207,109	213,791	1,478,936
Oil and gas activities	-	-	42,060
Other general and Administrative	141,375	39,868	500,012
Loss from operations	348,484	253,659	2,021,008
Interest expense	-	54,374	79,950

Net loss	$ (348,484)	$ (308,033)	$ (2,100,958)
Net loss per share:
Basic and diluted	$ (0.02)	$ (0.02)
Weighted average shares outstanding:
Basic and diluted	17,693,383	16,940,017

GEOCOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended September 30,		Inception through September 30, 2004
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(348,484)	$(308,033)	$(2,100,958)
Adjustments to reconcile net deficit to cash used by operating activities:
Amortization of debt discount	-	53,396	55,556
Depreciation	231	231	1,419
Common shares issued for services	-	-	275,000
Stock purchase options issued for services	91,373	-	154,049
Change in:
Other current assets	-	-	(587)
Accounts payable and accrued liabilities	4,197	(20,850)	23,476
NET CASH USED IN OPERATING ACTIVITIES	(252,683)	(275,256)	(1,592,045)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(3,047)
	-	-	(3,047)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	500,000
Proceeds from notes payable - related parties	-	-	253,786
Repayment of notes payable - related parties	-	-	(253,786)
Proceeds from advances - related parties	-	15,000	118,982
Repayments from advances - related parties	(24,782)	-	(94,982)
Issuance of common stock	250,000	-	1,202,500
CASH FLOWS FROM FINANCING ACTIVITIES	225,218	15,000	1,726,500
NET CHANGE IN CASH	(27,465)	(260,256)	131,408
Cash, beg. of period	158,873	447,976	-
Cash, end of period	$131,408	$ 187,720	$131,408

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$6,531
Income taxes paid	$-	$-	$-

GEOCOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Geocom Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end June 30, 2004 as reported in Form 10-KSB, have been omitted.

NOTE 2 - RECLASSIFICATIONS

Certain amounts in the September 30, 2003 financial statements have been reclassified to conform with the September 30, 2004 financial statement presentation.

NOTE 3 - CAPITAL STOCK

In July 2004, Geocom conducted a private placement and sold 357,143 units for gross proceeds of $250,000. Each unit consists of one share of common stock and one non-transferable warrant. The warrants have an exercise price of $0.85 and expire in two years from the purchase date.

NOTE 4 - SHARE PURCHASE OPTIONS

In January 2004 Geocom issued 625,000 share purchase options. The share purchase options vest in 20% increments over two years every six months with the first 20% vesting on the grant date. The strike price of the share purchase options is $1.44 and they expire three years after the grant date. 400,000 of the share purchase options were issued to employees of Geocom and are valued at $4,000 using the intrinsic method. The remaining 225,000 share purchase options were issued to independent contractors providing financial and exploration services. These options were valued at $309,378 using the fair value method, and will be recognized over the vesting period.

In July 2004 Geocom issued 715,000 share purchase options. The share purchase options vest in 20% increments over two years every six months with the first 20% vesting on the grant date. The strike price of the share purchase options is $0.64 and they expire three years after the grant date. 400,000 of the share purchase options were issued to employees of Geocom and have no value using the intrinsic method. The remaining 315,000 share purchase options were issued to independent contractors providing financial and exploration services. These options were valued at $143,485 using the fair value method, and will be recognized over the vesting period.

The pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock options or purchase right was as follows for the three months ended September 30, 2004 and 2003:
Three Months Ended September 30,
	2004	2003
Net loss, as reported	$ (348,484)	$ (308,033)
Add: Stock-based employee compensation included in reported net loss	-	-
Less: Stock-based employee compensation determined under fair value based method for all rewards	(146,442)	-
Pro forma net loss	$ (494,926)	$ (308,033)
Basic and diluted net loss per share
As reported	$ (0.02)	$ (0.02)
Pro forma	$ (0.03)	$ (0.02)

NOTE 5 -RELATED PARTIES

Consulting fees - related parties consist of legal, marketing, and financial consulting services received from four directors. For the three months ended June 30, 2004, $15,000 of expenses was incurred and $24,000 remains outstanding to these directors at the period end.

NOTE 6 -SUBSEQUENT EVENTS

In October 2004, Geocom conducted two private placements to 48 accredited investors selling 3,100,000 units for gross proceeds of $1,240,000. Each unit consists of one share of common stock and one non-transferable warrant. The warrants have an exercise price of $0.50 and expire five years from the purchase dates.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

General

On April 28, 2003 we entered into a letter of intent with TNR to acquire an option to purchase a 75% working interest in the La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR to acquire the 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn our 75% interest, we must spend US$2,000,000 over four years on exploration and development at and we must expend $100,000 in exploration on the property on or before April 30, 2004 to maintain our right to earn an interest at La Carolina. We had spent $196,060 on the property by March 31, 2004, a total of $287,162 by June 30, 2004 and a total of $354,756 by September 30, 2004. We must issue or arrange for transfer of 50,000 of our common shares to TNR upon formalization of the agreement, and annually thereafter until our obligations have been met. As a result, our directors and officers have transferred a total of 50,000 of their shares to TNR to date. Upon vesting of our interest in the project, we will enter into a formal venture agreement with TNR to manage the development of the project.

On May 16, 2003, we entered into an agreement in principle with TNR and BHP Minerals International Exploration Inc. ("BHP") to earn a majority interest in BHP's Iliamna Project in Alaska. On May 20, 2003, we announced that we had entered into a formal agreement with TNR to earn a 75% interest in TNR's option to earn a 70% interest in BHP's Iliamna Project in Alaska. Upon accomplishing our earn-in obligations, we will hold a 52.5% net interest in the project. To earn our interest, we must expend US$500,000 prior to September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. The Company had spent $399,018 by March 31, 2004, a total of $460,860 by June 30, 2004, and a total of $568,952 by September 30, 2004. The interest earned is subject to a back-in right held by BHP to reacquire a 70% interest in the project with obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production.

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

Current Projects

La Carolina Project, San Luis, Argentina

On April 28, 2003 we entered into a letter of intent with TNR to acquire an option to purchase a 75% working interest in the La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR to acquire the 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn our 75% interest, we must spend US$2,000,000 over four years on exploration and development and we must expend $100,000 in exploration on the property on or before April 30, 2004 to maintain our right to earn an interest at La Carolina. We had spent $196,060 on the property by March 31, 2004, a total of $287,162 by June 30, 2004 and a total of $354,756 by September 30, 2004. We must issue or arrange for transfer of 50,000 of our common shares to TNR upon formalization of the agreement, and annually thereafter until our obligations have been met. As a result, our directors have transferred a total of 50,000 of their shares to TNR to date. Upon vesting of our interest in the project, we will enter into a formal venture agreement with TNR to manage the development of the project.

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

Agreement and Terms

We have option agreements with TNR in respect of the property. To earn our 75% interest, we must make exploration expenditures of $2,000,000 prior to May 3, 2007, and we must expend $100,000 in exploration on the property on or before April 30, 2004 to maintain our right to earn an interest. We spent $196,060 by March 31, 2004, a total of $287,162 by June 30, 2004 and have spent a total of $354,756 by September 30, 2004.

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

We are encouraged by the results of the compilation studies, which in combination with the results of the subsequent fieldwork, served to guide the drill in 2004. In June 2004, a planned 3,500 meter core drilling program commenced on the property. The Company plans to drill test multiple gold zones located in each of the Estancia, Cerro Mogote,

Cerro Pajaros, and El Camino zones. On September 1, 2004, we announced the drill and assay results of a 2,500 meter, 15 hole core drilling program on the property.

In the drilling program anomalous gold was encountered in thirteen of fifteen drill holes, and appears to confirm the shear-zone hosted nature of the mineralization.

Two holes drilled at the El Camino anomaly confirmed the grade and length of gold mineralization encountered in earlier drilling. Drill hole C-01-04 was drilled as a twin of the Argentine drill hole that reported 130m @ 2.5g/t Au, (426ft grading 0.07 oz/ton Au). Assays of the twin hole verify the previous work, with comparable results as shown in the following table. A second hole at El Camino (C-03-04), drilled across the C-01 zone returned 1.83 grams per tonne gold over 13.6 meters.

Selected assays for the holes are shown below:

Drill Hole No.	From (m)	To (m)	Interval (m)	Au (g/t)	Ag (g/t)
C-01-04	11.2	34.2	33	3.91	31.2
Including	43.1	53	9.9	2.0	35.9
	91.2	120.2	29	1.46	25.7
C-03	61.4	75	13.6	1.83	23.3

We consider the results of this drill program encouraging, and intend to continue evaluation of the project

Iliamna Project, Alaska, USA

On May 16, 2003, we entered into an agreement in principle with TNR and BHP Minerals International Exploration Inc. ("BHP") to earn a majority interest in BHP's Iliamna Project in Alaska. On May 20, 2003, we announced that we had entered into a formal agreement with TNR to earn a 75% interest in TNR's option to earn a 70% interest in BHP's Iliamna Project in Alaska. Upon accomplishing our earn-in obligations, we will hold a 52.5% net interest in the project. To earn our interest, we must expend US$500,000 prior to September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. The Company had spent $399,018 by March 31, 2004, a total of $460,860 by June 30, 2004 and a total of $568,952 by September 30, 2004. The interest earned is subject to a back-in right held by BHP to reacquire a 70% interest in the project with obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production.

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

Agreement and Terms

We have an option agreement with TNR and BHP Billiton Inc. in respect of the property. We must expend $500,000 in exploration on the property by September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. The Company had spent $399,018 by March 31, 2004, a total of $460,860 by June 30, 2004 and a total of $568,952 by September 30, 2004.

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

Based on the success of the 2003 drill program, we conducted a geophysical survey on the property in April 2004. On September 13, 2004 we announced the results of the geophysical survey which delineated several anomalies considered to reflect sulphide mineral concentrations and thus drill targets. On September 21, 2004 we announced the commencement of a planned 1,000 meter core drill program to be conducted on the H claim block of the Iliamna property.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to September 30, 2004 is $2,100,958. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Plan of Operations - Next 12 Months

We intend to continue our exploration activities in Alaska, Argentina and Chile. Our personnel are continuously evaluating new opportunities that become available via network contracts, on ground exploration, or via submittal from independent sources. We anticipate we will require $1,005,000 for the 12 months ending September 30, 2005 to fund our obligations in respect of our various properties and for our ongoing operational expenses.

We intend to finance our activities via a brokered private placement. As of October 18, 2004 we have raised approximately $995,000 under a private placement of units at a price of $0.40 per unit.

We are also pursuing other potential projects within the mineral resource sector.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock, shareholder loans and borrowing.

At September 30, 2004, there was a working capital of $97,945 compared to a working capital of $65,792 at September 30, 2003.

At September 30, 2004, our total assets were $133,622, which consisted primarily of cash assets of $131,408.

At September 30, 2004, our total current liabilities decreased to $34,050 from $125,515 at September 30, 2003.

We posted losses of $348,484 for the three months ending September 30, 2004 and $2,100,958 since inception to September 30, 2004. The principal components of the losses for the three months ended September 30, 2004 were administrative expenses of $141,375 and exploration expenses of $207,109. By comparison, as of the three months ended September 30, 2003 we had incurred exploration expenditures of $213,791. The principal components of the losses since inception through September 30, 2004 were administrative and exploration expenses of $141,375 and $207,109.

Operating expenses for the three months ending September 30, 2004 were $348,484, compared to the three months ending September 30, 2003, which were $253,659.

At September 30, 2004, we had cash on hand of $131,408.

On July 1, 2004, we issued 357,143 units to one investor, at a price of $0.70 per unit, each unit being comprised of one share of our common stock and one share purchase warrant for gross proceeds of $250,000. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.85 per share for a period of two years from July 2, 2004.

On October 18, 2004, we issued 2,487,500 units to 36 accredited investors, at a price of $0.40 per unit, each unit being comprised of one share of our common stock and one share purchase warrant for gross proceeds of $995,000. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.50 per share for a period of five years from October 18, 2004.

On October 28, 2004, we issued 612,500 units to 12 accredited investors, at a price of $0.40 per unit, each unit being comprised of one share of our common stock and one share purchase warrant for gross proceeds of $245,000. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.50 per share for a period of five years from October 28, 2004.

Going Concern

We have historically incurred losses, and through September 30, 2004 have incurred losses of $2,100,958 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings and/or bank financing.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended June 30, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2004, we issued 357,143 units to one investor, at a price of $0.70 per unit, each unit being comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.85 per share for a period of two years from July 2, 2004. We relied on Regulation S and/or Section 4(2) of the Securities Act of 1933. The investor was not a U.S. person as that term is defined in Regulation S and no sales efforts were conducted in the U.S.

On October 18, 2004, we issued 2,487,500 units to 36 accredited investors, at a price of $0.40 per unit, each unit being comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.50 per share for a period of two years from October 18, 2004. We issued these shares to accredited investors relying on Rule 506 of Regulation D of the Securities Act of 1933.

On October 28, 2004, we issued 612,500 units to 12 accredited investors, at a price of $0.40 per unit, each unit being comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.50 per share for a period of two years from October 28, 2004. We issued these shares to accredited investors relying on Rule 506 of Regulation D of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
3.1	Restated Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).
5.1	Opinion of Clark, Wilson regarding the legality of the securities being registered
10.1	Cash Call No. 2 dated May 1, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).
10.2	Assignment Agreement dated May 4, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).
10.3	Option Agreement dated May 1, 2003 between Geocom Resources Inc. and TNR Resources Ltd. (incorporated by reference from our Amended Current Report on Form 8-K/A, filed on May 5, 2003).
10.4	Option Agreement dated May 7, 2003 between Geocom Resources Inc. and TNR Resources Ltd. (incorporated by reference from our Current Report on Form 8-K, filed on May 20, 2003).
10.5	Consulting Agreement dated effective December 1, 2003 with Jim Chapman (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.6	Consulting Agreement dated effective December 1, 2003 with Jeffrey A. Jaacks (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.7	Consulting Agreement dated effective January 1, 2004 with John Benglesdorf (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.8	Consulting Agreement dated effective January 1, 2004 with Ellsworth Geological, PC (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.9	Consulting Agreement dated January 19, 2004 with Gary Schellenberg (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.10	Consulting Agreement dated January 19, 2004 with Roberto Lara (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.11

Form of Stock Option Agreement for January 21, 2004 grant of stock options with the following:

John Hiner
Paul Chung
Talal Yassin
Andrew Stewart
Jim Chapman
Peter Ellsworth
Jeffrey Jaacks
John Bengelsdorf
Gary Schellenberg
Roberto Lara
(incorporated by reference from our Annual Report on Form 10-KSB, filed on October 14, 2004)

10.12

Form of Stock Option Agreement for July 26, 2004 grant of stock options with the following:

John Hiner
Paul Chung
Talal Yassin
Andrew Stewart
Jim Chapman
Peter Ellsworth
Jeffrey Jaacks
John Bengelsdorf
Gary Schellenberg
Roberto Lara
Harvey Lawson
Aruba Capital Inc.
Charles Madden
Elizabeth Torry
(incorporated by reference from our Annual Report on Form 10-KSB, filed on October 14, 2004)

10.13	Consulting Agreement dated July 23, 2004 with Elizabeth Torry. (incorporated by reference from our Annual Report on Form 10-KSB, filed on October 14, 2004)
10.14	Consulting Agreement dated July 26, 2004 with Aruba Capital Inc. (incorporated by reference from our Annual Report on Form 10-KSB, filed on October 14, 2004)
10.15	Consulting Agreement dated July 26, 2004 with Charles Madden. (incorporated by reference from our Annual Report on Form 10-KSB, filed on October 14, 2004)
10.16	Consulting Agreement dated July 26, 2004 with Harvey Lawson. (incorporated by reference from our Annual Report on Form 10-KSB, filed on October 14, 2004)
21.1	Subsidiaries of Geocom Resources Inc. Minera Geocom Resources-Chile Limitada.
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GEOCOM RESOURCES INC.
Date: November 15, 2004	/s/ John Hiner John Hiner, President and CEO (Principal Executive Officer)
Date: November 15, 2004	/s/ Paul Chung Paul Chung, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: November 15, 2004	/s/ Andrew Stewart Andrew Stewart Director
Date: November 15, 2004	/s/ Talal Yassin Talal Yassin Director