Form 10QSB
period 2004-12-31
GEOCOM RESOURCES INC
filed 2005-02-22
CIK 1141787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  20,942,675 common shares issued and outstanding as of February 15, 2005

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GEOCOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(unaudited)
December 31, 2004
ASSETS
Current assets
Cash	$ 701,884
Other current assets	587
Total current assets	702,471
Property and equipment, net	1,628
TOTAL ASSETS	$ 704,099
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities Accounts payable & accrued liabilities	$ 5,075
Total Current liabilities	5,075
Commitment
STOCKHOLDERS' EQUITY:
Common stock, $.00001 par value, 100,000,000 shares authorized, 20,825,175 shares issued and outstanding	208
Additional paid in capital	3,440,378
Deficit accumulated during the exploration stage	(2,741,562)
Total Stockholders' Equity	699,024
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 704,099

GEOCOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three months ended December 31,		Six months ended December 31,		Inception through December 31,
	2004	2003	2004	2003	2004
Operating expenses:
Exploration expenditures	$ 529,392	$ 224,546	$ 736,501	$ 438,336	$ 2,008,326
Oil and gas activities	-	-	-	-	42,060
Other general and Administrative	111,214	68,439	252,589	108,308	611,226
Loss from operations	640,606	292,985	989,090	546,644	2,661,612
Interest expense	-	978	-	55,352	79,950
Net loss	$ (640,606)	$ (293,963)	$ 989,090	$ 601,996	$ (2,741,562)
Net loss per share:
Basic and diluted	$ (0.03)	$ (0.02)	$ (0.05)	$ (0.04)
Weighted average shares outstanding:
Basic and diluted	20,146,441	17,244,208	18,919,912	17,092,113

GEOCOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended December 31,		Inception through December 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (989,090)	$ (601,996)	$ (2,741,564)
Adjustments to reconcile net deficit to cash used by operating activities:
Amortization of debt discount	-	53,396	55,556
Depreciation	231	461	1,419
Common shares issued for services	-	-	275,000
Stock purchase options issued for services	91,374	-	154,050
Change in:
Other current assets	-	-	(587)
Accounts payable and accrued liabilities	(778)	(19,872)	18,501
NET CASH USED IN OPERATING ACTIVITIES	(898,263)	(568,011)	(2,237,625)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(3,047)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	500,000
Proceeds from notes payable - related parties	-	-	253,786
Repayment of notes payable - related parties	-	-	(253,786)
Proceeds from advances - related parties	-	27,500	118,982
Repayments from advances - related parties	(48,782)	(45,000)	(118,982)
Issuance of common stock	1,490,056	750,000	2,442,556
CASH FLOWS FROM FINANCING ACTIVITIES	1,441,274	732,500	2,942,556
NET CHANGE IN CASH	543,011	164,489	701,884
Cash, beg. of period	158,873	447,976	-
Cash, end of period	$ 701,884	$ 612,465	$ 701,884
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ 6,531
Income taxes paid	$ -	$ -	$ -

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

NOTE 2 - SHARE PURCHASE OPTIONS

In December 2004, Geocom issued 200,000 share purchase options to a new board member. The share purchase options vest in 20% increments over two years every six months with the first 20% vesting on the grant date. The strike price of the share purchase options is $0.40 and they expire three years after the grant date. The options were valued using the intrinsic value method and have no value because the strike price is higher than the exercise price on the grant date.

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

The pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock options or purchase right was as follows for the three months ended September 30, 2004 and 2003:
	Six Months Ended December 31,
	2004	2003
Net loss, as reported	$ (989,090)	$ (601,996)
Add: Stock-based employee compensation included in reported net loss
Less: Stock-based employee compensation determined under fair value based method for all rewards	(156,274)	-
Pro forma net loss	$ (1,145,364)	$ (601,996)
Basic and diluted net loss per share
As reported	$ (0.05)	$ (0.04)
Pro forma	$ (0.06)	$ (0.04)

NOTE 3 - RECLASSIFICATIONS

Certain amounts in the December 31, 2003 financial statements have been reclassified to conform with the December 31, 2004 financial statement presentation.

NOTE 4 - CAPITAL STOCK

In December 2004, Geocom issued 8,500 shares of common stock as a finder fee for the 3,100,000 share private placement in the second quarter.

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

NOTE 5 -RELATED PARTIES

Consulting fees - related parties consist of legal, marketing, and financial consulting services received from four directors. For the six months ended December 31, 2004, $30,000 of expenses was incurred.

NOTE 6 - COMMITMENT

In October 2004, Geocom signed an office lease through the period ending September 30, 2005. The base rent will be $595 per month

NOTE 7 -SUBSEQUENT EVENTS

In January and February 2005, Geocom issued 117,500 shares of common stock as a finder fee for the 3,100,000 share private placement in the second quarter.

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

General

On April 28, 2003 we entered into a letter of intent with TNR to acquire an option to purchase a 75% working interest in the La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR to acquire the 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn our 75% interest, we must spend US$2,000,000 over four years on exploration and development at and we must expend $100,000 in exploration on the property on or before April 30, 2004 to maintain our right to earn an interest at La Carolina. We had spent $196,060 on the property by March 31, 2004, a total of $287,162 by June 30, 2004, a total of $354,756 by September 30, 2004 and a total of $600,335.14 by December 31, 2004. We must issue or arrange for transfer of 50,000 of our common shares to TNR upon formalization of the agreement, and annually thereafter until our obligations have been met. As a result, our directors and officers have transferred a total of 50,000 of their shares to TNR to date. Upon vesting of our interest in the project, we will enter into a formal joint venture agreement with TNR to manage the development of the project.

On May 16, 2003, we entered into an agreement in principle with TNR and BHP Minerals International Exploration Inc. ("BHP") to earn a majority interest in BHP's Iliamna Project in Alaska. On May 20, 2003, we announced that we had entered into a formal agreement with TNR to earn a 75% interest in TNR's option to earn a 70% interest in

BHP's Iliamna Project in Alaska. Upon accomplishing our earn-in obligations, we will hold a 52.5% net interest in the project. To earn our interest, we must expend US$500,000 prior to September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. The Company had spent $399,018 by March 31, 2004, a total of $460,860 by June 30, 2004, and a total of $568,952 by September 30, 2004. The interest earned is subject to a back-in right held by BHP to reacquire a 70% interest in the project with obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production. On December 9, 2004 the company amended the Agreement as follows:

    Geocom and TNR can now earn interests in the D claim and H&S claims separately, each claim block having independent work obligations;
    Geocom and TNR have agreed to complete a geophysical survey over the D claims on or before June 30, 2005;
    Geocom and TNR will inform BHP Billiton whether to commit to drill 2 holes of not less than 250 meters each on the D claims. If Geocom elects not to commit, the option to earn an interest in the D claims will terminate, but not affect Geocom's rights on the H & S claims;

Geocom will drill no less than three 250-meter holes on the H claims on or before December 31, 2005.

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

Current Projects

La Carolina Project, San Luis, Argentina

On April 28, 2003 we entered into a letter of intent with TNR to acquire an option to purchase a 75% working interest in the La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR to acquire the 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn our 75% interest, we must spend US$2,000,000 over four years on exploration and development and we must expend $100,000 in exploration on the property on or before April 30, 2004 to maintain our right to earn an interest at La Carolina. We had spent $196,060 on the property by March 31,

2004, a total of $287,162 by June 30, 2004, a total of $354,756 by September 30, 2004 and a total of $600,335.14 by December 31, 2004. We must issue or arrange for transfer of 50,000 of our common shares to TNR upon formalization of the agreement, and annually thereafter until our obligations have been met. As a result, our directors have transferred a total of 50,000 of their shares to TNR to date. Upon vesting of our interest in the project, we will enter into a formal venture agreement with TNR to manage the development of the project.

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

Agreement and Terms

We have option agreements with TNR in respect of the property. To earn our 75% interest, we must make exploration expenditures of $2,000,000 prior to May 3, 2007, and we must expend $100,000 in exploration on the property on or before April 30, 2004 to maintain our right to earn an interest. We spent $196,060 by March 31, 2004, a total of $287,162 by June 30, 2004, a total of $354,756 by September 30, 2004 and have spent a total of $600,335.14 by December 31, 2004.

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

We consider the results of this drill program encouraging, and intend to continue evaluation of the project

Iliamna Project, Alaska, USA

On May 16, 2003, we entered into an agreement in principle with TNR and BHP Minerals International Exploration Inc. ("BHP") to earn a majority interest in BHP's Iliamna Project in Alaska. On May 20, 2003, we announced that we had entered into a formal agreement with TNR to earn a 75% interest in TNR's option to earn a 70% interest in BHP's Iliamna Project in Alaska. Upon accomplishing our earn-in obligations, we will hold a 52.5% net interest in the project. To earn our interest, we must expend US$500,000 prior to September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. On December 9, 2004 the company amended the Agreement as follows:

    Geocom and TNR can now earn interests in the D claim and H&S claims separately, each claim block having independent work obligations;
    Geocom and TNR have agreed to complete a geophysical survey over the D claims on or before June 30, 2005;
    Geocom and TNR will inform BHP Billiton whether to commit to drill 2 holes of not less than 250 meters each on the D claims. If Geocom elects not to commit, the option to earn an interest in the D claims will terminate, but not affect Geocom's rights on the H & S claims;

The Company had spent $399,018 by March 31, 2004, a total of $460,860 by June 30, 2004, a total of $568,952 by September 30, 2004 and a total of $600,335.14 by December 31, 2004. The interest earned is subject to a back-in right held by BHP to reacquire a 70% interest in the project with obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production.

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

Agreement and Terms

We have an option agreement with TNR and BHP Billiton Inc. in respect of the property. We must expend $500,000 in exploration on the property by September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. The Company had spent $399,018 by March 31, 2004, a total of $460,860 by June 30, 2004, a total of $568,952 by September 30, 2004 and a total of $600,335.14 by December 31, 2004.

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

On December 15, 2004 we announced the completion of the drilling program on the H claim of the property. Geologic logs show that pyrite-chalcopyrite-pyrrhotite-molybdenum mineralization was intersected in all four widely-spaced holes. In conjunction with the two holes drilled in 2003, the mineralized area now covers a minimum of 700m by 1500m (2,296 feet by 4,921 feet). Disseminated porphyry-style and fracture-controlled copper-gold mineralization were intersected in both a granodiorite intrusive rock and the enclosing metamorphic country rocks.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to December 31, 2004 is $2,741,562. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Plan of Operations - Next 12 Months

We intend to continue our exploration activities in Alaska, Argentina and Chile. Our personnel are continuously evaluating new opportunities that become available via network contracts, on ground exploration, or via submittal from independent sources. We anticipate we will require $1,005,000 for the 12 months ending December 31, 2005 to fund our obligations in respect of our various properties and for our ongoing operational expenses.

We intend to finance our activities via a brokered private placement. As of October 28, 2004 we have raised approximately $1,240,000 under a private placement of units at a price of $0.40 per unit.

We are also pursuing other potential projects within the mineral resource sector.

Three months ended December 31, 2004 and 2003

We posted losses of $640,606 for the three months ending December 31, 2004 and $2,741,562 since inception to December 31, 2004. The principal components of the losses for the three months ended December 31, 2004 were administrative expenses of $111,214 and exploration expenses of $529,392. By comparison, as of the three months ended December 31, 2003 we had incurred exploration expenditures of $224,546.

Operating expenses for the three months ending December 31, 2004 were $640,606, compared to the three months ending December 31, 2003, which were $292,985.

Six months ended December 31, 2004 and 2003

We posted losses of $989,090 for the six months ending December 31, 2004 and $2,741,562 since inception to December 31, 2004. The principal components of the losses for the six months ended December 31, 2004 were administrative expenses of $252,589 and exploration expenses of $736,501. By comparison, as of the six months ended December 31, 2003 we had incurred exploration expenditures of $438,336. The principal components of the losses since inception through December 31, 2004 were administrative and exploration expenses of $611,226 and $2,008,326.

Operating expenses for the six months ending December 31, 2004 were $989,090, compared to the six months ending December 31, 2003, which were $546,644.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock, shareholder loans and borrowing.

At December 31, 2004, there was a working capital of $697,396 compared to a working capital of $522,059 at December 31, 2003.

At December 31, 2004, our total assets were $702,471, which consisted primarily of cash assets of $701,884.

At December 31, 2004, our total current liabilities decreased to $5,075 from $93,993 at December 31, 2003.

At December 31, 2004, we had cash on hand of $701,884.

Going Concern

We have historically incurred losses, and through December 31, 2004 have incurred losses of $2,741,562 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings and/or bank financing.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Effective November 30, 2004, we issued 126,000 shares and 310,000 share purchase warrants to 4 accredited investors, at a deemed price of $0.40 per share, as a finder's fee. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.50 per share for a period of two years from November 30, 2004. We issued these shares to accredited investors relying on Rule 506 of Regulation D of the Securities Act of 1933.

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
GEOCOM RESOURCES INC.
Date: February 22, 2005	/s/ John Hiner John Hiner, President and CEO (Principal Executive Officer)
Date: February 22, 2005	/s/ Paul Chung Paul Chung, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: February 22, 2005	/s/ Andrew Stewart Andrew Stewart Director
Date: February 22, 2005	/s/ Talal Yassin Talal Yassin Director