Form 10QSB
period 2005-03-31
GEOCOM RESOURCES INC
filed 2005-05-17
CIK 1141787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2005

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
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 20,942,675 common shares issued and outstanding as of November 1, 2004

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

D/JLM/645720.1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GEOCOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

(unaudited)

March 31,
2005
ASSETS

Current assets
Cash	$ 419,643
Other current assets	587
Total current assets	420,230

Property and equipment, net	5,137

TOTAL ASSETS	$ 425,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Advances – related parties	$ 2,665

Commitments

STOCKHOLDERS’ EQUITY:
Common stock, $.00001 par value, 100,000,000 shares authorized, 20,942,675 shares issued and outstanding	209
Additional paid in capital	3,531,749
Deficit accumulated during the exploration stage	(3,109,256)
Total Stockholders’ Equity	422,702
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 425,367

GEOCOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ending March 31, 2005 and 2004 and

Period from June 19, 2000 (Inception) through March 31, 2005

(unaudited)

	Three months ended March 31,		Nine months ended March 31,		Inception through March 31,
	2005	2004	2005	2004	2005

Operating expenses:
Exploration expenditures	$ 207,637	234,858	944,138	739,123	2,215,967
Oil and gas activities	-	-	-	-	42,060
Other general and administrative	160,056	20,587	412,645	62,967	771,279
Loss from operations	(367,693)	(255,445)	(1,356,784)	(802,090)	(3,029,306)

Interest expense	-	326	-	55,678	79,950
Net loss	$ (367,693)	$ (255,771)	$ (1,356,784)	$ (857,768)	$ (3,109,256)

Net loss per share:
Basic and diluted	$ (0.02)	$ (0.01)	$ (0.07)	$ (0.05)

Weighted average shares outstanding:
Basic and diluted	20,899,251	17,359,532	19,570,601	17,180,604

GEOCOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ending March 31, 2005 and 2004 and

Period from June 19, 2000 (Inception) through March 31, 2005

(unaudited)

	2005	2004	Inception through March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,356,784)	$ (857,768)	$ (3,109,256)
Adjustments to reconcile net deficit to cash used by operating activities:
Amortization of debt discount	-	53,396	55,556
Depreciation	692	761	1,880
Common shares issued for services	-	-	275,000
Stock purchase options issued for services	182,745	62,676	245,421
Change in:
Other current assets	-	-	(587)
Accounts payable and accrued liabilities	(3,187)	(23,458)	16,090
NET CASH USED IN OPERATING ACTIVITIES	(1,176,534)	(764,393)	(2,515,896)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,970)	-	(7,017)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	500,000
Proceeds from notes payable – related parties	-	-	253,786
Repayment of notes payable – related parties	-	(39,125)	(253,786)
Proceeds from advances – related parties	-	42,500	118,981
Repayments from advances – related parties	(48,782)	(62,500)	(118,981)
Issuance of common stock	1,490,056	750,000	2,442,556
CASH FLOWS FROM FINANCING ACTIVITIES	1,441,274	690,875	2,942,556

NET CHANGE IN CASH	260,770	(73,518)	419,643
Cash, beginning of period	158,873	447,976	-
Cash, end of period	$ 419,643	$ 374,458	$ 419,643

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ 3,913	$ 6,531
Income taxes paid	$ -	$ -	$ -

GEOCOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Geocom Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end June 30, 2004 as reported in Form 10-KSB, have been omitted

NOTE 2 – RECENT ACCOUNTING PRONOUNCMENTS.

In December 2004, the FASB, issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after December 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS 123R prospectively commencing in the third quarter of the fiscal year ending June 30, 2006. It is expected that the adoption of SFAS 123R will cause the Company to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R.

NOTE 3 – STOCK BASED COMPENSATION

In December 2004, Geocom issued 200,000 stock options to a new board member. The share purchase options vest in 20% increments over two years every six months with the first 20% vesting on the grant date. The strike price of the stock options is $0.40 and they expire three years after the grant date. The options were valued using the intrinsic value method and have no value because the strike price is higher than the market price on the grant date.

In July 2004 Geocom issued 715,000 stock options. The share purchase options vest in 20% increments over two years every six months with the first 20% vesting on the grant date. The strike price of the stock options is $0.64 and they expire three years after the grant date. 400,000 of the share purchase options were issued to employees of Geocom and have no value using the intrinsic method. The remaining 315,000 stock options were issued to independent contractors providing financial and exploration services. These options were valued at $143,485 using the fair value method. These expenses will be recognized over the vesting period.

In January 2004 Geocom issued 625,000 stock options. The stock options vest in 20% increments over two years every six months with the first 20% vesting on the grant date. The strike price of the stock options is $1.44 and they expire three years after the grant date. 400,000 of the stock options were issued to employees of Geocom and are valued at $4,000 using the intrinsic method. The remaining 225,000 stock options were issued to independent contractors providing financial and exploration services.

These options were valued at $309,378 using the fair value method. These expenses will be recognized over the vesting period.

The pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock options or purchase right was as follows for the nine months ended March 31, 2005 and 2004:

	Nine Months Ended March 31,
	2005	2004
Net loss, as reported	$ (1,356,784)	$ (857,768)
Add: Stock-based employee compensation included in reported net loss	1,600	800
Less: Stock-based employee compensation determined under fair value based method for all rewards	(302,716)	(110,001)
Pro forma net loss	$ (1,657,900)	$ (966,969)
Basic and diluted net loss per share
As reported	$ (0.07)	$ (0.05)
Pro forma	$ (0.08)	$ (0.06)

NOTE 4 – RECLASSIFICATIONS

Certain amounts in the March 31, 2004 financial statements have been reclassified to conform with the March 31, 2005 financial statement presentation.

NOTE 5 – CAPITAL STOCK

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

NOTE 6 –RELATED PARTIES

Consulting fees – related parties consist of legal, marketing, and financial consulting services received from four directors. For the nine months ended March 31, 2005, $105,000 of expenses was incurred.

NOTE 7 – COMMITMENT

In October 2004, Geocom signed an office lease through the period ending September 30, 2005. The base rent will be $595 per month.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms “we”, “us”, “our company”, and “Geocom” mean Geocom Resources Inc. and our subsidiary, unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

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

General

On April 28, 2003 we entered into a letter of intent with TNR to acquire an option to purchase a 75% working interest in the La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR to acquire the 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn our 75% interest, we must spend US$2,000,000 over four years on exploration and development at and we must expend $100,000 in exploration on the property on or before April 30, 2004, another $100,000 for a cumulative total of $200,000 by April 30, 2005 to maintain our right to earn an interest at La Carolina. We had spent $196,060 on the property by March 31, 2004, and a total of $606,234.19 by March 31, 2005. We must issue or arrange for transfer of 50,000 of our common shares to TNR upon formalization of the agreement, and annually thereafter until our obligations have been met. As a result, our directors and officers have transferred a total of 50,000 of their shares to TNR to date. Upon vesting of our interest in the project, we will enter into a formal venture agreement with TNR to manage the development of the project.

On May 16, 2003, we entered into an agreement in principle with TNR and BHP Minerals International Exploration Inc. (“BHP”) to earn a majority interest in BHP’s Iliamna Project in Alaska. On May 20, 2003, we announced that we had entered into a formal agreement with TNR to earn a 75% interest in TNR’s option to earn a 70% interest in BHP’s Iliamna Project in Alaska. Upon accomplishing our earn-in obligations, we will hold a 52.5% net interest in the project. To earn our interest, we must expend US$500,000 prior to September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. The Company had spent $399,018 by March 31, 2004 and a total of $460,860 by June 30, 2004, and a total of $871,303.33 by March 31, 2005. The interest earned is subject to a back-in right held by BHP to reacquire a 70% interest in the project with obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production. On December 9, 2004 the company amended the Agreement as follows:

•	Geocom and TNR can now earn interests in the D claim and H&S claims separately, each claim block having independent work obligations;
•	Geocom and TNR have agreed to consider a geophysical survey over the D claims on or before June 30, 2005;
•

Geocom and TNR will inform BHP Billiton whether they will commit to drill 2 drill holes of not less than 250 meters each on the D claims. If Geocom elects not to commit, the option to earn an interest in the D claims will terminate, however, such decision will not affect Geocom’s rights on the H & S claims;

Geocom will drill no less than three 250-meter holes on the H claims on or before December 31, 2005.

On September 29, 2003 we announced the drill and assay results from our core-drilling program at the Iliamna Project in western Alaska. Those results are discussed later in this Form 10-KSB.

The incorporation of our Chilean subsidiary, Minera Geocom Resources-Chile Limitada which was recorded on October 16, 2003 with the Registry of Commerce of Santiago. The formation of this subsidiary allows us to carry out exploration and acquisition efforts in Chile.

On October 31, 2003 we announced the acquisition of two gold and base metal projects in Chile. Our Chilean subsidiary personnel staked both properties on our behalf. The claims were staked prior to the incorporation of Minera Geocom Resources-Chile Limitada, our Chilean subsidiary, due to competitive activity in the area, and will be transferred to Minera Geocom Resources-Chile Limitada upon completion of the claim filing process

On January 24, 2005 we announced that its wholly-owned subsidiary, Minera Geocom Resources-Chile Limitada (MGRC), has signed a formal joint venture agreement to earn a 55% interest on the Escorpion gold property from Minera Canela S.A. The property is situated in the fourth region Province of Choapa in Chile. To earn our interest, we must spend US$1,700,000.50 over four years on exploration and development at and we must expend $150,000.50 in exploration on the property on or by December 31, 2005. The Company had spent $38,518.46 by March 31, 2005

We are also currently pursuing other projects within the mineral resource sector. Our principal capital resources have been through issuance of our common stock, shareholder loans and borrowing.

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

Current Projects

La Carolina Project, San Luis, Argentina

On April 28, 2003 we entered into a letter of intent with TNR to acquire an option to purchase a 75% working interest in the La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR to acquire the 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn our 75% interest, we must spend US$2,000,000 over four years on exploration and development and we must expend $100,000 in exploration on the property on or before April 30, 2004 to maintain our right to earn an interest at La Carolina. We had spent $196,060 on the property by March 31, 2004, a total of $287,162 by June 30, 2004 a total of $600,335.14 by December 31, 2004, and a total of $606, 234.19 by March 31, 2005. We must issue or arrange for transfer of 50,000 of our common shares to TNR upon formalization of the agreement, and annually thereafter until our obligations have been met. As a result, our directors have transferred a total of 50,000 of their shares to TNR to date. Upon vesting of our interest in the project, we will enter into a formal venture agreement with TNR to manage the development of the project.

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

Location and Access

The property is located approximately 90 km Northeast of the provincial capital of San Luis in San Luis Province. The project is centred on latitude 32 49’ S and longitude 66 01’ 32” W (Gauss Kruger 6369200 N 3497600 E).

The property is easily accessible year round by paved roads leading from the provincial capital of San Luis. A paved road crosses the property. A network of gravel and dirt roads provide access throughout the project area.

Agreement and Terms

We have option agreements with TNR in respect of the property. To earn our 75% interest, we must make exploration expenditures of $2,000,000 prior to May 3, 2007, and we must expend $100,000 in exploration on the property on or before April 30, 2004 and a further $100,000 for a cumulative $200,000 on or before April 30, 2005 to maintain our right to earn an interest. We spent $196,060 by March 31, 2004, and a total of $606, 234.19 by March 31, 2005.

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

We have not obtained a geologist or mining engineer’s report on the property.

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

Regulations

Our mineral exploration program at La Carolina is subject to the 1997 Argentine Mining Act (the “Act”) and Regulation. This act sets forth rules for

•	Locating claims
•	Posting claims
•	Working and exploring on mining claims
•	Reporting on work performed

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

We consider the results of this drill program encouraging, and intend to continue evaluation of the project

Iliamna Project, Alaska, USA

On May 16, 2003, we entered into an agreement in principle with TNR and BHP Minerals International Exploration Inc. (“BHP”) to earn a majority interest in BHP’s Iliamna Project in Alaska. On May 20, 2003, we announced that we had entered into a formal agreement with TNR to earn a 75% interest in TNR’s option to earn a 70% interest in BHP’s Iliamna Project in Alaska. Upon accomplishing our earn-in obligations, we will hold a 52.5% net interest in the project. To earn our interest, we must expend US$500,000 prior to September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. . On December 9, 2004 the company amended the Agreement as follows:

•	Geocom and TNR can now earn interests in the D claim and H&S claims separately, each claim block having independent work obligations;
•	Geocom and TNR have agreed to complete a geophysical survey over the D claims on or before June 30, 2005;
•

Geocom and TNR will inform BHP Billiton whether they will to drill 2 drill holes of not less than 250 meters each on the D claims. If Geocom elects not to commit, the option to earn an interest in the D claims will terminate, however, such decision will not affect Geocom’s rights on the H & S claims;

The Company had spent $399,018 by March 31, 2004, a total of $460,860 by June 30, 2004 and a total of $568,952 by September 30, 2004, and a total of $871,303.33 by March 31, 2005 The interest earned is subject to a back-in right held by BHP to reacquire a 70% interest in the project with obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production.

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

Agreement and Terms

We have an option agreement with TNR and BHP Billiton Inc. with respect to the property. We must expend $500,000 in exploration on the property by September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. The Company had spent $399,018 by March 31, 2004, $460,860 by June 30, 2004 $568,952 by September 30, 2004 and a total of $871,303.33 by March 31, 2005

Previous Work

In 2000, Rio Algom Exploration Inc. began exploring for supergene enriched porphyry copper deposits in SW Alaska. During the year, they conducted an airborne magnetic survey, which identified three regional magnetic anomalies. An IP/resistivity survey was conducted on selected targets after which the company staked claims - the

Illiamna property - to cover the geophysical anomalies. Subsequent to claim staking, Rio Algom was acquired by BHP Billition Inc. On October 15, 2002 TNR (now TNR Gold Corp.) acquired an option to acquire 70% of the property from BHP.

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

The source of the above description of the rock formation and mineralization of the property is from reports by Rio Algom, BHP Billiton, and State of Alaska geologic data.

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

Four core holes were drilled to test two buried geophysical targets. Two holes were drilled at the “H” claims area, which constitutes the southern anomaly, and two holes were drilled at the “D” claims area, which constitutes the northern anomaly.

At the “H” claims, the drill hole IL-03-H-01 encountered bedrock at 220 feet, and was drilled to a final depth of 685 feet. The core is a very fine-grained metamorphic rock, which is host to fracture-controlled and disseminated sulfide minerals consisting of chalcopyrite, pyrrhotite, and traces of molybdenite. Drill hole IL-03-H-02 was drilled about 0.6 miles southwest of the first hole, at a - 70 degree angle, and encountered quartz diorite intrusive at 280 feet, which continued to a total depth of 835 feet. The intrusive contains disseminated and fracture-controlled chalcopyrite, pyrrhotite, and pyrite as well as fracture-controlled chalcopyrite. The following table provides the weighted gold and copper assays for each entire hole, as well as selected intervals within each hole.

Drill Hole No.	From (ft)	To (ft)	Interval (ft)	Au (ppm)	Cu (ppm)
IL-03-H-01 (metamorphic)	220	685	465	0.0195	231
including	220	285	65	0.0300	304
	345	375	30	0.0297	528
	445	685	240	0.0195	244
IL-03-H-02 (intrusive)	282	835	553	0.0484	212
including	282	365	83	0.0378	284
	395	505	110	0.0500	417
	555	715	160	0.0755	209

At the “D” claims, the final two holes of this year’s program were terminated at 428 feet and 330 feet in glacial sands, and did not reach bedrock due to adverse drilling conditions. Estimates of depth to bedrock in this area, based on geophysical data, were substantially shallower; as a result the Registrant has asked its geophysicists to review the original data for an explanation of the disparity.

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

On December 15, 2004 we announced the completion of the drilling program on the H claim of the property. Geologic logs show that pyrite-chalcopyrite-pyrrhotite-molybdenum mineralization was intersected in all four widely-spaced holes. In conjunction with the two holes drilled in 2003, the mineralized area now covers a minimum of 700m by 1500m (2,296 feet by 4,921 feet). Disseminated porphyry-style and fracture-controlled copper-gold mineralization were intersected in both a granodiorite intrusive rock and the enclosing metamorphic country rocks

Escorpion Project, Coquimbo Region IV, Chile

On January 24, 2005 we announced announce that its wholly-owned subsidiary, Minera Geocom Resources-Chile Limitada (MGRC), has signed a formal joint venture agreement to earn a 55% on the Escorpion gold property from Minera Canela S.A. The property is situated in the fourth region Province of Choapa in Chile. To earn our interest, we must spend US$1,700,000.50 over four years on exploration and development at and we must expend $150,000.50 in exploration on the property on or by December 31, 2005. The Company had spent $38,518.46 by March 31, 2005

Property and Claims

The Escorpion project is located approximately 318 kilometers (191 miles) north of Santiago, in Region IV of Coquimbo, Chile. The known gold showings on the Escorpion Project cover an area of approximately 150m by 1500m, and form a corridor trending north-northeasterly across the property. Two of the zones, the Merceditas and the Chululera, have been mined in the past. Underground and surface workings are present at both locations, however records of the ore removed and gold recovered are not available. Previous sampling has shown gold grades in the underground workings of up to 12 grams per tonne (0.35 oz/ton Au) over widths of several meters and dump grab samples of up to 26 grams per tonne (0.76 oz/ton Au). An additional showing called Amax is located near Chululera, but has received only minor prospecting attention

Location Area	Name	Owner

Canela	Merceditas 1 to 7	Minera Canella S.A.
Canela	La Escorpión 1 to 12a	Minera Canella S.A
Canela	La Cristal 1 to 20	Minera Canella S.A
Canela	Libra 1 to 10	Minera Canella S.A
Canela	Miguel 1 to 56	Minera Canella S.A
Canela	Tulipan	Minera Canella S.A
Canela	Palo de Agua	Minera Canella S.A
Canela	Peonia	Minera Canella S.A
Canela	Gladiolo	Minera Canella S.A
Canela	Rosa	Minera Canella S.A
Canela	Crisantemo	Minera Canella S.A

On March 31, 2004 the Company announced the completion of the first phase of work at its Escorpion gold project. The work consisted of geologic mapping, rock, soil, and stream sediment sampling, and satellite image structural analysis. The field program was designed to confirm known mineralization, and to delineate potential new gold zones. It was successful on both counts, having outlined drill targets in known mineralized zones, and discovering new gold mineralization in previously undetected areas. With these encouraging results, Geocom is soliciting bids for a core drilling program to begin as soon as possible

During the period January to March 2004, company personnel completed preliminary geologic mapping and sampling on the Escorpion Project, in preparation for an upcoming drill program. This work included rock, soil and stream sediment sampling along with the collection of remote sensing data to define the extent of the mineralized zones and clarify the controls on mineralization. .

To date we have made minimal exploration expenditures in respect of the Escorpion property. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit or an ore reserve exists on the Escorpion Property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility. We have not obtained any insurance with respect to the property.

Location and Access

The Escorpión prospect is located in the Coastal Range of the IV Region of Coquimbo, Chile, 318 Km to the North of Santiago, 94 Km to the North of the coast town of Los Vilos and 15 Km to the Northeast of Canela Baja town. The prospect is located in the Canela district, on the Canela Baja 1:50.000 mapsheet, between 700-800 m a.s.l. Access to the prospect is possible from Santiago through the Pan-American Highway (Route 5) and secondary paved roads East to the town of Canela Baja. The project is centered at UTM coordinates 6530500N and 280500E, Zone 19 South.

The property is easily accessible year round by paved roads leading from Canela Baja and a network of gravel roads and drill tracks provide access throughout the project area.

Agreement and Terms

W have an option agreement with Minera Canella S.A. in respect of the property, To earn our 55% we must spend US$1,700,000.50 over four years on exploration and development at and we must expend $150,000.50 in exploration on the property on or by December 31, 2005. The Company had spent $38,518.46 by March 31, 2005

Previous Work

The Escorpión prospect and others in the region are known for gold mineralization since before 1970 when simultaneously a number of local small miners and a few major mining companies started extraction and exploration operations. In 1995 Minera Canela S.A. (MC) was created with the aim of acquiring the Escorpion property and to proceed with the exploration and possible exploitation of the gold resources. MC after developing an exploration program between 1996 and 1997, decided during 1997 to offer the prospect for sale or partnership with a established mining company.

Prior work programs on the Escorpion project have focused on rock sampling of the numerous road cuts and trenches that were established in the area of the Chululera and Merciditas workings. Geological mapping has been completed over the same areas as this represents the best exposure on the property. No systematic sampling or mapping has been carried out over the remaining, mostly covered, areas of the property.

The known showings on the Escorpion Project cover an area of approximately 150m by 2000m, and form a corridor trending north-northeasterly. These are known as the Merciditas, Escorpion, Amax, Crystal and Crystal South showings and have received varying degrees of attention. Underground workings are present on the Merciditas and the Escorpion showings, however records of the ore removed and gold recovered are not available. Previous sampling has shown gold grades in the underground workings of up to 12g/t over several metres and dump grab samples of up to 26g/t gold. .

Property Description

The topography on the Escorpion property consists of low but locally steep hills, with elevations ranging from 600 meters to 900 meters above sea level. Vegetation consists mainly of scrub brush. The climate features hot summers and warm winters. The region is very dry all year with average yearly precipitation of less than 15mm. Due to the mild weather, low altitude, and good access surface exploration including drilling may be conducted on a year round basis. Nearby towns provide basic supplies and an abundant labor force experienced in mining operations. Power lines are located within 3kms of the Chululera workings, and underground water is reported to be plentiful and near surface.

Property Geology

Gold mineralization in the Escorpión prospect appears to be controlled by several favorable north-northeast trending structural zones within the Complejo Escorpión (Escorpión Complex). These zones have evolved within an old metasedimentary sequence of mudstones, shales and sandstones with abundant intercalations of tuff and andesites. The entire sequence has been cut by several generations of dikes, sills and stocks with a lamprophyric to granitic composition. The Escorpión Complex (CE) had been affected by regional and contact metamorphism, and lastly by a hydrothermal event which carried the gold mineralization. Based on its lithology the CE can be correlated with the Huentelauquén Formation (Permian-Carboniferous), the Choapa Metamorphic Complex (Paleozoic) or the El Quereo Formation (Triassic) until such time as age dates are available. The granitic dikes and granodioritic stock correlate well with the large Jurassic-Cretaceous intrusive units of the Coastal Range of Central Chile.

At Escorpion the mineralized rock consists of a bleached and variably silicified metasediment containing stockwork quartz veining. At surface the rock is limonitic due to oxidation of the contained sulphides, but no indication of the depth of this oxidation is available from the records. These stockwork zones appear to be fault bounded within the NNE trending corridor, and are localized near the intersections with NW and NE trending cross structures. From surface mapping the mineralized zones appear to be flat lying to gently south dipping, however the structural complexity of the area is such that over short distances these attitudes may change rapidly.

Additional sampling carried out at the beginning of March focused on a colour anomaly in the southern portion of the property, and followup of several anomalous soil samples collected during the previous program. The colour anomaly consisted of a kill zone with no defined outcrop, but extensive areas of probable subcrop. Samples collected showed elevated arsenic levels but no significant gold values. A grab sample of strongly argillic altered outcrop with quartz stringers was located upstream of the colour anomaly, and contained 3.96g/t gold. This showing (Crystal S), located within the confines of the NNE corridor, marks the southern extent of the known showings on the property to date, however no work has been carried out south of this area.

At the Crystal showing a small outcrop of bleached, limonitic metasediments with narrow quartz veins contains gold values. Additional outcrops of similar material have been located upstream and to the northeast of the original showing all located within the NNE trending corridor. Samples of these outcrops also contain anomalous gold values.

The known showings are all located in drainage channels, generally north facing, with the exceptions being the Crystal showings located in westerly trending drainages. The majority of the anomalous gold samples collected during the current program fall within the confines of the NNE corridor. The arsenic values reflect both the NNE corridor and the NW trending cross structures.

Additional work on the Escorpion project will require more detailed mapping and sampling of the Crystal showings area to outline the extent of the anomalous outcrops. In the area of the Chululera and Amax showings, drilling will be required to determine the down dip and along strike extensions of the mineralized zones identified so far.

We have not obtained a geologist or mining engineer’s report on the property.

Proposed Exploration Program

General

We must conduct additional exploration programs to determine what amounts of valuable minerals, if any, exist on our properties and if any valuable minerals which are found, can be economically extracted and profitably processed. Our exploration targets are gold and silver, or other valuable minerals, which have been found in exploration occurring within the regional area of our property.

Our exploration programs are designed to efficiently explore and evaluate our properties.

We do not claim to have any valuable minerals or reserves whatsoever at this time on any of our properties.

Proposed Exploration Program

Previous work at Escorpion has successfully delineated areas containing anomalous gold and silver. The previous work is insufficient to adequately evaluate the economic potential of the mineralized zones, and we intend to fully explore and delineate the ore potential of the anomalous zones in a staged exploration program that will incorporate the following activities:

1.              Acquisition of all available previously acquired data and the formation of a property-wide and regional database;

2.              Evaluation of the existing geochemical data for statistical trends within the data that will aid surface and subsurface exploration activities;

3.              Surface mapping of geological features combined with rock chip, soil and stream sediment sampling programs to further define known anomalies and identify new areas of anomalous mineralization;

4.              Evaluation of new data, compilation, and integration with satellite or other remote sensing data to aid prioritization of drill targets; and

5.              Drill individual targets and analyze samples for gold, silver, copper, and a suite of pathfinder trace elements to aid additional drilling programs.

A drill contract has been awarded to a Chilean contractor to commence diamond drilling on the Chululera and Amax showings in May of 2005. This work will consist of drilling a minimum of 500m of NQ sized core in at least 6 holes. The positioning of these holes has been determined to test the concept of a flat lying mineralized horizon extending into the hillside from the surface exposures.

A qualified geologist with extensive experience in exploration of gold and mineral properties will manage a technical team conducting the multiple phases of exploration. John Hiner, our President and Chief Executive Officer will oversee the exploration programs.

Santa Rosa and Marcelita, Chile

The Santa Rosa and Marcelita properties comprise a total of 2,433 hectares located in the Zapallar mining district, 40 kilometers southeast of Copiapó, Tierra Amarilla County, Region III, Chile. Mines in the Zapallar district produced gold, silver, copper, lead, and zinc from volcanic-hosted veins, stockwork, breccia pipes, and other mineralized settings. Previously held by LAC Minerals in the late 1980s, the ground recently became open to staking. We control 100% of the property acquired.

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

The Marcelita property comprises the Chañar 1-6 claims totaling 13.9 square kilometers. Numerous quartz-tourmaline breccia pipes pierce intensely altered and metamorphosed volcanic and intrusive rocks, which are juxtaposed with the eastern margin of the Cabeza de Vaca intrusive complex. Anomalous gold has been found within breccias and stockwork zones on the property and ore-grade gold values occur within contact-metamorphic rocks above the intrusive with copper oxide visible along a ridge extending over one half kilometer. Gold values reach 1.97 ppm and copper grades up to 1.63%.

We have initiated evaluation programs on both properties to compile geologic and geochemical data to confirm existing targets, and to delineate new drill targets.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outline below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to March 31, 2005 is $3,109,256. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

•	Our ability to locate a profitable mineral property;
•	Our ability to generate revenues; and
•	Our ability to reduce exploration costs.

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

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. In particular, prior to selling a penny stock, broker/dealers must give the prospective customer a risk disclosure document that: contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; contains a description of the broker/dealers’ duties to the customer and of the rights and remedies available to the customer with respect to violations of such duties or other requirements of Federal securities laws; contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask prices; contains the toll free telephone number for inquiries on disciplinary actions established pursuant to section 15(A)(i); defines significant terms used in the disclosure document or in the conduct of trading in penny stocks; and contains such other information, and is in such form (including language, type size, and format), as the SEC requires by rule or regulation. Further, for sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement before making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

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

At December 31, 2004, there was a working capital of $326,264 compared to a working capital of $417,565 at March 31, 2005.

At March 31, 2005, our total assets were $420,230, which consisted primarily of cash assets of $419,643.

At March 31, 2005, our total current liabilities decreased to $2,665 from $5075 at December 31, 2004.

We posted losses of $367,693 for the three months ending March 31, 2005 and $3,109,256 since inception to March 31, 2005. The principal components of the losses for the three months ended March 31, 2005 were administrative expenses of $160,056 and exploration expenses of $207,637. By comparison, as of the three months ended March 31, 2004 we had incurred exploration expenditures of $234,858. .

Operating expenses for the three months ending March 31, 2005 were $367,693, compared to the three months ending March 31, 2004, which were $857,768.

At March 31, 2005, we had cash on hand of $419,643.

Going Concern

We have historically incurred losses, and through March 31, 2005 have incurred losses of $3,109,256 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings and/or bank financing.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our unaudited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2005. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

None.

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

Date: May 16, 2005

/s/ Paul Chung

Paul Chung, Chief Financial Officer

(Principal Financial Officer and

Principal Accounting Officer)

Date: May 16, 2005

/s/ Andrew Stewart

Andrew Stewart

Director

Date: May 16, 2005

/s/ Talal Yassin

Talal Yassin

Director

Date: May 16, 2005