Form 10-K
period 2005-06-30
GEOCOM RESOURCES INC
filed 2005-11-10
CIK 1141787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,942,675 common shares issued and outstanding as of June 30, 2005

DOCUMENTS INCORPORATED BY REFERENCE

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

General

On April 28, 2003 we entered into a letter of intent with TNR to acquire an option to purchase a 75% working interest in the La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR to acquire the 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn our 75% interest, we must spend US$2,000,000 over four years on exploration and development and we were required to expend $100,000 in exploration on the property on or before April 30, 2004, another $100,000 for a cumulative total of $200,000 by April 30, 2005 to maintain our right to earn an interest at La Carolina. We had spent $196,060 on the property as of March 31, 2004, a total of $606,234.19 as of March 31, 2005 and a total of $606,994.93 as of June 30, 2005. We must issue or arrange for transfer of 50,000 of our common shares to TNR upon formalization of the agreement, and annually thereafter until our obligations have been met. As a result, our directors and officers have transferred a total of 50,000 of their shares to TNR to date. Upon vesting of our interest in the project, we will enter into a formal venture agreement with TNR to manage the development of the project.

On May 16, 2003, we entered into an agreement in principle with TNR and BHP Minerals International Exploration Inc. ("BHP") to earn a majority interest in BHP's Iliamna Project in Alaska. On May 20, 2003, we announced that we had entered into a formal agreement with TNR to earn a 75% interest in TNR's option to earn a 70% interest in BHP's Iliamna Project in Alaska. Upon accomplishing our earn-in obligations, we will hold a 52.5% net interest in the project. To earn our interest, we were required to expend US$500,000 prior to September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. We had spent $399,018 as of March 31, 2004 and a total of $460,860 as of June 30, 2004, and a total of $855,594.81 as of June 30, 2005. The interest earned is subject to a back-in right held by BHP to reacquire a 70% interest in the project with obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production. On December 9, 2004 the company amended the Agreement as follows:

  Geocom and TNR can now earn interests in the D claim and H&S claims separately, each claim block having independent work obligations;
  Geocom and TNR agreed to consider a geophysical survey over the D claims on or before June 30, 2005. After consideration, both Geocom and TNR decided a geophysical survey would not provide additional germane information. ;
  Geocom and TNR will inform BHP Billiton whether they will commit to drill 2 drill holes of not less than 250 meters each on the D claims. If Geocom elects not to commit, the option to earn an interest in the D claims will terminate, however, such decision will not affect Geocom's rights on the H & S claims;

Geocom will drill no less than three 250-meter holes on the H claims on or before December 31, 2005.

On September 29, 2003 we announced the drill and assay results from our core-drilling program at the Iliamna Project in western Alaska. Those results are discussed later in this Form 10-KSB.

The incorporation of our Chilean subsidiary, Minera Geocom Resources-Chile Limitada, was recorded on October 16, 2003 with the Registry of Commerce of Santiago. The formation of this subsidiary allows us to carry out exploration and acquisition efforts in Chile.

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

On January 24, 2005 we announced that our wholly-owned subsidiary, Minera Geocom Resources-Chile Limitada (MGRC), has signed a formal joint venture agreement to earn a 55% interest on the Escorpion gold property from Minera Canela S.A. The property is situated in the fourth region Province of Choapa in Chile. To earn our interest, we must spend US$1,700,000.50 over four years on exploration and development and we must expend $150,000.50 in exploration on the property on or by December 31, 2005. We had spent $80,340.97 as of June 30, 2005

On April 4, 2005 we announced an exploration agreement between our wholly-owned subsidiary, MGRC, and Mr. Robert Mitchell in which MGRC acquired the rights to use an extensive, regional database containing numerous copper, gold, and platinum/palladium occurrences in regions 10 and 11, the Patagonia area of southern Chile.

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

Current Projects

La Carolina Project, San Luis, Argentina

On April 28, 2003 we entered into a letter of intent with TNR to acquire an option to purchase a 75% working interest in the La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR to acquire the 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn our 75% interest, we must spend US$2,000,000 over four years on exploration and development and we were required to expend $100,000 in exploration on the property on or before April 30, 2004 to maintain our right to earn an interest at La Carolina. We had spent $196,060 on the property as of March 31, 2004, a total of $287,162 as of June 30, 2004 a total of $600,335.14 as of December 31, 2004, and a total of $606, 994.93 as of June 30, 2005. We must issue or arrange for transfer of 50,000 of our common shares to TNR upon formalization of the agreement, and annually thereafter until our obligations have been met. As a result, our directors have transferred a total of 50,000 of their shares to TNR to date. Upon vesting of our interest in the project, we will enter into a formal venture agreement with TNR to manage the development of the project.

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

Agreement and Terms

We have option agreements with TNR in respect of the property. To earn our 75% interest, we must make exploration expenditures of $2,000,000 prior to May 3, 2007, and we were required to expend $100,000 in exploration on the property on or before April 30, 2004 and a further $100,000 for a cumulative $200,000 on or before April 30, 2005 to maintain our right to earn an interest. We had spent $196,060 as of March 31, 2004, $606, 234.19 as of March 31, 2005 and a total of $606,994.93 as of June 30, 2005.

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

We consider the results of this drill program encouraging, and intend to continue evaluation of the project

Iliamna Project, Alaska, USA

On May 16, 2003, we entered into an agreement in principle with TNR and BHP Minerals International Exploration Inc. ("BHP") to earn a majority interest in BHP's Iliamna Project in Alaska. On May 20, 2003, we announced that we had entered into a formal agreement with TNR to earn a 75% interest in TNR's option to earn a 70% interest in BHP's Iliamna Project in Alaska. Upon accomplishing our earn-in obligations, we will hold a 52.5% net interest in the project. To earn our interest, we were required to expend US$500,000 prior to September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. . On December 9, 2004 the company amended the Agreement as follows:

  Geocom and TNR can now earn interests in the D claim and H&S claims separately, each claim block having independent work obligations;
  Geocom and TNR have agreed to complete a geophysical survey over the D claims on or before June 30, 2005 After consideration, both Geocom and TNR decided a geophysical survey would not provide additional germane information ;
  Geocom and TNR will inform BHP Billiton whether they will commit to drill 2 drill holes of not less than 250 meters each on the D claims. If Geocom elects not to commit, the option to earn an interest in the D claims will terminate, however such decision will not affect Geocom's rights on the H & S claims;

We had spent $399,018 as of March 31, 2004, $460,860 as of June 30, 2004 $568,952 as of September 30, 2004, and a total of $855,594.81 as of June 30, 2005. The interest earned is subject to a back-in right held by BHP to reacquire a 70% interest in the project with obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production.

Property and Claims

The Iliamna Project is held by 63 unpatented lode mining claims located on U.S. federal lands and state of Alaska state-select lands. State select land comprises land selected by the state during the process of statehood in combination with dividing lands for the Alaska native corporations. Both descriptions are managed under the auspices of the Bureau of Land Management, Department of Interior, U.S. government. Total acreage held in the project is 31,340.

Location and Access

The Iliamna Project is located in western Alaska, about fifty miles east-northeast of Dillingham. There are no roads in the area, and access into the northern part of the project is via barge to Koliganek, with helicopter transport to the claims thereafter. Access to the southern part of the claims is possible via helicopter from Igiugig, a small fishing and barge village on the western shore of Lake Iliamna.

Agreement and Terms

We have an option agreement with TNR and BHP Billiton Inc. with respect to the property. We must expend $500,000 in exploration on the property by September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. We had spent $399,018 as of March 31, 2004, $460,860 as of June 30, 2004 $568,952 as of September 30, 2004, and a total of $$855,594.81 as of June 30, 2005

Previous Work

In 2000, Rio Algom Exploration Inc. began exploring for supergene enriched porphyry copper deposits in SW Alaska. During the year, they conducted an airborne magnetic survey, which identified three regional magnetic anomalies. An IP/resistivity survey was conducted on selected targets after which the company staked claims - the Illiamna property - to cover the geophysical anomalies. Subsequent to claim staking, Rio Algom was acquired by BHP Billition Inc. On October 15, 2002 TNR (now TNR Gold Corp.) acquired an option to acquire 70% of the property from BHP.

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

At the "D" claims, the final two holes of this year's program were terminated at 428 feet and 330 feet in glacial sands, and did not reach bedrock due to adverse drilling conditions. Estimates of depth to bedrock in this area, based on geophysical data, were substantially shallower; as a result we asked our geophysicists to review the original data for an explanation of the disparity.

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

On January 24, 2005 we announced that our wholly-owned subsidiary, Minera Geocom Resources-Chile Limitada (MGRC), has signed a formal joint venture agreement to earn a 55% on the Escorpion gold property from Minera Canela S.A. The property is situated in the fourth region Province of Choapa in Chile. To earn our interest, we must spend US$1,700,000.50 over four years on exploration and development at and we must expend $150,000.50 in exploration on the property on or by December 31, 2005. We had spent $38,518.46 as of March 31, 2005 and a total of $$80,340.97 as of June 30, 2005.

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

On March 31, 2004 the Company announced the completion of the first phase of work at its Escorpion gold project. The work consisted of geologic mapping, rock, soil, and stream sediment sampling, and satellite image structural analysis. The field program was designed to confirm known mineralization, and to delineate potential new gold zones. It was successful on both counts, having outlined drill targets in known mineralized zones, and discovering new gold mineralization in previously undetected areas. With these encouraging results, Geocom is soliciting bids for a core drilling program to begin as soon as possible

During the period January to March 2005, our company personnel completed preliminary geologic mapping and sampling on the Escorpion Project, in preparation for an upcoming drill program. This work included rock, soil and stream sediment sampling along with the collection of remote sensing data to define the extent of the mineralized zones and clarify the controls on mineralization.

On June 14, 2005 we announced that core drilling had been initiated on the Escorpion gold project. Drilling will test the ore potential of two zones: the Chululera and Amax. The newly discovered Crystal and Crystal South zones will be tested in a follow-up drill program.

Four holes were completed at the Chululera zone, where previous mining activity exposed a silicified and mineralized stockwork zone. Work by our company geologists indicates that the mineralized zone mimics the orientation of metasedimentary and metavolcanic rocks in the area, and suggests a specific preference of mineralization for specific rock types. All four holes had encountered the mineralized zone where expected, strengthening the supposition of stratiform-style mineralization.

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

Agreement and Terms

W have an option agreement with Minera Canella S.A. in respect of the property. To earn our 55% we must spend US$1,700,000.50 over four years on exploration and development at and we must expend $150,000.50 in exploration on the property on or by December 31, 2005. We had spent $80,340.97 as of June 30, 2005

Previous Work

The Escorpión prospect and others in the region are known for gold mineralization since before 1970 when simultaneously a number of local small miners and a few major mining companies started extraction and exploration operations. In 1995 Minera Canela S.A. (MC) was created with the aim of acquiring the Escorpion property and to proceed with the exploration and possible exploitation of the gold resources. MC after developing an exploration program between 1996 and 1997, decided during 1997 to offer the prospect for sale or partnership with a established mining company.

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

Regions 10 and 11, the Patagonia area of southern Chile

On April 6, 2005 we announced that, through our wholly-owned subsidiary Minera Geocom Resources-Chile Ltda. ("MGRC"), we have initiated an exploration program in regions 10 and 11, the Patagonia area of southern Chile. By virtue of an exploration agreement with Mr. Robert Mitchell ("Mitchell"), a Canadian prospector resident in Chile, MGRC has acquired the rights to use an extensive, regional database containing numerous copper, gold, and platinum/palladium occurrences in an area of Chile that has been historically under explored. MGRC and Mitchell have teamed up to evaluate, further define, and acquire prospective land positions in this region.

Mitchell has accumulated geochemical data from various sources such as BRGM (Bureau de Researche de Geologie et Miniere - a French government agency) and Sernageomin (Chilean exploration agency), BHP-Billiton, and others. Mitchell compiled over 1600 stream sediment and 1300 rock chip samples, augmented by his own exploration work, into a GIS database combining topography, digital elevation data, landsat imagery, air photos, structural interpretation and published geology. Interpretation and analysis of this database combined with ground follow-up resulted in the identification of over 40 new mineralized occurrences.

The 3,000+ sample database includes multi-element assays, and covers a broad range of geologic terrains. These terrains offer the potential for porphyry copper, epithermal gold, and massive sulphide deposits. In addition, the database revealed significant platinum/palladium anomalies in stream sediments and pan concentrates. Numerous coarse-gold placer occurrences were also identified that have no associated primary source.

The first phase of the exploration program was jointly designed by the us and Mitchell, and is focusing on areas of gold anomalies in both stream and pan concentrate samples, which also display a geochemical signature indicative of epithermal gold deposits. This work will consist of mapping and rock sampling to determine the potential for a significant ore deposit. Land acquisition will follow upon the validation of any significant mineral potential.

Phase II will follow-up on the porphyry copper potential of the region, and Phase III will address the PGM occurrences. The Phase II and III programs will coincide with further programs on the gold targets developed during Phase I. Mitchell has been contracted to provide logistical and field management of the exploration and acquisition program. We are pleased to have Mitchell, who is an experienced prospector and self-taught geologist, working with our company.

Our management anticipates that property acquisition will follow rapidly from this first phase of exploration which commenced last week. In keeping with the our corporate philosophy, management considers the acquisition of this database and Mitchell's services to be an excellent means to rapidly identify and acquire high-quality exploration projects for timely development in an area of growing interest.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to June 30, 2005 is $3,335,020. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Item 2. Description of Property.

La Carolina Project, San Luis, Argentina

On April 28, 2003 we entered into a letter of intent with TNR to acquire an option to purchase a 75% working interest in the La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR to acquire the 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn our 75% interest, we must spend US$2,000,000 over four years on exploration and development at and we were required expend $100,000 in exploration on the property on or before April 30, 2004 to maintain our right to earn an interest at La Carolina. As of March 31, 2004 we had spent $196,060 on the property, $606, 234.19 as of March 31, 2005 and a total of $606,994.93 as of June 30, 2005. We must issue or arrange for transfer of 50,000 of our common shares to TNR upon formalization of the agreement, and annually thereafter until our obligations have been met. Upon vesting of our interest in the project, we will enter into a formal venture agreement with TNR to manage the development of the project.

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

Iliamna Project, Alaska, USA

On May 16, 2003, we entered into an agreement in principle with TNR and BHP to earn a majority interest in BHP's Iliamna Project in Alaska. On May 20, 2003, we announced that we entered into a formal agreement with TNR to earn a 75% interest in TNR's option to earn a 70% interest in BHP's Iliamna Project in Alaska. Upon accomplishing our earn-in obligations, we will hold a 52.5% net interest in the project. To earn our interest, we were required to expend US$500,000 prior to September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. We had spent $399,018 as of March 31, 2004, $460,860 as of June 30, 2004 $568,952 as of September 30, 2004, and a total of $855,594.81 as of June 30, 2005. The interest earned is subject to a back-in right held by BHP to reacquire the 70% interest in the project with obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production.

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

Escorpion Project, Coquimbo Region IV, Chile

On January 24, 2005 we announced that our wholly-owned subsidiary, Minera Geocom Resources-Chile Limitada (MGRC), has signed a formal joint venture agreement to earn a 55% on the Escorpion gold property from Minera Canela S.A. The property is situated in the fourth region Province of Choapa in Chile. To earn our interest, we must spend US$1,700,000.50 over four years on exploration and development at and we must expend $150,000.50 in exploration on the property on or by December 31, 2005. We had spent $38,518.46 as of March 31, 2005 and a total of $80,340.97 by June 30, 2005.

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

Quarter Ended(1)	High	Low
September 30, 2003	$3.52	$1.08
December 31, 2003	$2.69	$1.20
March 31, 2004	$1.77	$1.07
June 30, 2004	$1.38	$0.51
September 30, 2004	$0.75	$0.42
December 31, 2004	$0.70	$0.32
March 31, 2005	$0.44	$0.23
June 30, 2005	$0.43	$0.16

(1) Our common stock received approval for quotation on July 2, 2002. The first trade occurred July 23, 2002.

On June 30, 2005, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.21.

As of June 30, 2005, there were 77 holders of record of our common stock. As of such date, 20,942,675 common shares were issued and outstanding.

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

Equity Compensation Plan Information

On November 20, 2003, our Board of Directors approved the "2004 Stock Option Plan." The Board of Directors reserved 1,700,000 shares of our common stock to be issued in the form of incentive and/or non-qualified stock options for employees, directors and consultants. As of June 30, 2005 1,540,000 options have been granted to employees, directors or consultants.

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

Overview

As at June 30, 2005, we were an exploration stage company whose plan of operation over the next twelve months is to continue to explore and/or develop our mining properties.

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

Plan of Operations - Next 12 Months

We intend to continue our exploration activities in Alaska, Argentina and Chile. Our personnel are continuously evaluating new opportunities that become available via network contracts, on ground exploration, or via submittal from independent sources. We anticipate we will require $1,005,000 for the 12 months ending June 30, 2006, to fund our obligations in respect of our various properties and for our ongoing operational expenses.

We intend to finance our activities via brokered or non-brokered private placements during the year 2005. The amount and conditions precedent to such fund raising are presently being determined by management.

We are also pursuing other potential projects within the mineral resource sector.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock, shareholder loans and borrowing.

At June 30, 2004, there was a working capital of $104,825 compared to a working capital of $198,016 at June 30, 2005.

At June 30, 2005, our total assets were $311,944, which consisted primarily of cash assets of $289,412.

At June 30, 2005, our total current liabilities increased to, 113,928 from $54,636 at June 30, 2004.

We posted losses of $1,5382,546 for the year ended June 30, 2005 and $3,335,020 since inception to June 30, 2005. The principal components of the losses for the year ended June 30, 2005 were administrative expenses of $586,664 and exploration expenses of $945,592. By comparison, as of the year ended June 30, 2004 we had incurred exploration expenditures of $1,011,602.

Operating expenses for the year ended June 30, 2005 were $1,532,256, compared to the year ended June 30, 2004, which were $1,026,694.

At June 30, 2005, we had cash on hand of $289,412.

Going Concern

We have historically incurred losses, and through June 30, 2005 have incurred losses of $3,335,020 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings and/or bank financing.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended June 30, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123(R) (revised 2004) ("FAS 123(R)"). In addition, in March 2005 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin Topic 14, "Share-Based Payment" (SAB 107) which provides interpretations regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provided the staff's views regarding the valuation of share-based payment arrangements for public companies. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including stock option awards. FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25. FAS 123(R) will require us to measure the cost of employee services received in exchange for stock option awards based on the grant-date fair value of such awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We will report such costs as part of our general and administrative expenses. On April 14, 2005, the Securities and Exchange Commission announced amended compliance dates for SFAS 123(R). The SEC previously required companies to adopt this standard no later than July 1, 2005, but the new rules now require us to adopt FAS  123(R) as of the beginning of the first annual reporting period that begins after December 15, 2005, which will be our fiscal year ending June 30, 2007. We will recognize the cumulative effect of initially applying this statement as of the effective date. Currently, the cumulative effect of initially applying FAS 123(R) has not been determined and is subject to change depending on future events.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Mineral Properties

Cost of license acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

Financial Instruments

Geocom's financial instruments consist of cash, accounts payable and accrued liabilities, notes payable and due to related parties. Unless otherwise noted, it is management's opinion that Geocom is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements are filed as part of this annual report:

Independent Auditor's Report, dated October 7, 2005

Balance Sheets as at June 30, 2005 and June 30, 2004

Statements of Operations for the years ended June 30, 2005 and June 30, 2004 and for the period from June 19, 2000 (inception) through June 30, 2005

Statements of Cash Flows for the years ended June 30, 2005 and June 30, 2004 and for the period from June 19, 2000 (inception) through June 30, 2005

Statement of Stockholders' Deficiency for the period from June 19, 2000 (inception) to June 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Geocom Resources, Inc.

(An Exploration Stage Company)

Bellingham, WA

We have audited the accompanying consolidated balance sheet of Geocom Resources, Inc. as of June 30, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended and for the period from June 19, 2000 (Inception) through June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period June 19, 2000 (inception) through June 30, 2002, were audited by other auditors whose report dated August 13, 2002, which has been furnished to us, expressed an unqualified opinion on those statements. The financial statements for the period June 19, 2000 (inception) through June 30, 2002, included a net loss of $501,577. Our opinion on the consolidated statements of operations, stockholders' deficit, and cash flows for the period June 19, 2000 (inception) through June 30, 2002, insofar as it relates to amounts for prior periods through June 30, 2002, is based solely on the report of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geocom Resources, Inc. as of June 30, 2005, and the results of its operations and its cash flows for each of the two years then ended and for the period from June 19, 2000 (Inception) through June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Geocom will continue as a going concern. As discussed in Note 2 to the financial statements, Geocom has incurred losses from inception through June 30, 2005 totaling $3,335,020. Geocom will require additional working capital to develop its business until Geocom either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Geocom's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Lopez, Blevins, Bork & Associates, LLP

Houston, Texas

October 7, 2005

GEOCOM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

June 30,
2005
ASSETS

Current assets
Cash	$ 289,412
Other current assets	15,078
Total current assets	304,490

Property and equipment, net	7,454

Total Assets	$ 311,944

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued liabilities	$ 113,928
Total current liabilities	113,928

Commitments

STOCKHOLDERS' EQUITY:
Common stock, $.00001 par value, 100,000,000 shares authorized, 20,942,675 shares issued and outstanding	209
Additional paid in capital	3,531,749
Deficit accumulated during the exploration stage	(3,335,020)
Accumulated other comprehensive income	1,078
Total stockholders' equity	198,016

Total Liabilities and Stockholders' Equity	$ 313,944

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended June 30, 2005 and 2004

and Period from June 19, 2000 (Inception) through June 30, 2005

	Year Ended June 30,	Year Ended June 30,	Inception through June 30,
	2005	2004	2005
Operating expenses:
Exploration expenditures	$ 945,592	$ 1,011,602	$ 2,217,419
Oil and gas interests	-	-	42,060
Other general and administrative	586,664	15,092	945,301
Loss from operations	1,532,256	1,026,694	3,204,780

Interest expense	50,290	55,675	130,240

Net loss	$ (1,582,546)	$ (1,082,369)	$ (3,335,020)

Net loss per share:
Basic and diluted	$ (0.08)	$ (0.06)

Weighted average shares outstanding:
Basic and diluted	19,912,679	17,225,369

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Period from June 19, 2000 (Inception) through June 30, 2005

				Deficit
				accumulated	Accumulated
			Additional	during the	Other
	Common Stock		paid-in	Exploration	Comprehensive
	Shares	Amount	Capital	Stage	Income	Total
Balance June 30, 2002	28,000,000	$ 280	$ 477,220	$ (501,577)	$ -	$ (24,077)
Shares Returned to treasury by officers	(11,500,000)	(115)	115	-	-	-
Intrinsic Value of Beneficial Conversion feature of convertible notes payable	-	-	55,556	-	-	55,556
Net Loss	-	-	-	(168,528)	-	(168,528)
Balance June 30, 2003	16,500,000	165	532,891	(670,105)	-	(137,049)
Conversion of notes payable into common share	493,678	5	513,420	-	-	513,425
Capital Stock Issued for Cash	365,854	4	749,996	-	-	750,000
Stock Options issued for services	-	-	62,676	-	-	62,676
Net Loss	-	-	-	(1,082,369)	-	(1,082,369)
Balance June 30, 2004	17,359,532	174	1,858,983	(1,752,474)	-	106,683
Capital Stock Issued for Cash, net	3,583,143	35	1,490,020	-	-	1,490,055
Stock Options issued for services	-	-	182,746	-	-	182,746
Foreign Currency Translation	-	-	-	-	1,078	1,078
Net Loss	-	-	-	(1,582,546)	-	(1,582,546)
Balance June 30, 2005	20,942,675	$ 209	$ 3,531,749	$ (3,335,020)	$ 1,078	$ 198,016

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30, 2005 and 2004

and Period from June 19, 2000 (Inception) through June 30, 2005

	Year Ended June 30,	Year Ended June 30,	Inception through June 30,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,582,546)	$ (1,082,369)	$ (3,335,020)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount	-	53,396	55,556
Depreciation	2,175	923	3,363
Common shares issued for services	-	-	275,000
Stock purchase options issued for services	182,746	62,676	245,421
Changes in:
Other current assets	(14,491)	3,000	(15,078)
Accounts payable & accrued liabilities	108,074	(17,604)	127,353
NET CASH USED IN OPERATING ACTIVITIES	(1,304,042)	(979,978)	(2,643,405)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,770)	-	(10,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	-	500,000
Proceeds from notes payable - related parties	-	-	253,786
Repayment of notes payable - related parties	-	(39,125)	(253,786)
Proceeds from advances - related parties	-	42,500	118,982
Repayments from advances - related parties	(48,782)	(62,500)	(118,982)
Issuance of common stock	1,490,055	750,000	2,442,556
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,441,273	690,875	2,942,556

Effect of exchange rate changes on cash	1,078	-	1,078

NET CHANGE IN CASH	130,539	(289,103)	289,412
Cash, beginning of period	158,873	447,976	-
Cash, end of period	$ 289,412	$ 158,873	$ 289,412

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ 6,531
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

GEOCOM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Geocom Resource Inc. ("Geocom") was incorporated on June 19, 2000 under the laws of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada. Geocom was engaged in the exploration of certain oil and natural gas interests in the state of California. In April 2003, Geocom made a strategic decision to focus and pursue opportunities in the mineral resource exploration and development sector in the state of Alaska and in the countries of Argentina and Chile.

Principles of Consolidation

The consolidated financial statements include the accounts of its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

Foreign Currency Translation

The functional currency of the Company's foreign subsidiary is the local currency of the country in which the subsidiary is located.  Assets and liabilities in foreign operations are translated to U.S. dollars using rates of exchange in effect at the end of the reporting period.  Income and expense accounts are translated into U.S. dollars using average rates of exchange for the period.  The net gain or loss resulting from translation is shown as a translation adjustment and included in other comprehensive loss in shareholders' equity.  Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Impairment losses are recorded on fixed assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There were no impairment losses in 2005 or 2004.

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

Financial Instruments

Geocom's financial instruments consist of cash, accounts payable and accrued liabilities, notes payable and due to related parties. Unless otherwise noted, it is management's opinion that Geocom is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Stock-Based Compensation

Geocom has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44") in accounting for its employee stock option plans. Under APB 25, when the exercise price of Geocom's stock options is less than the fair value of the underlying shares on the date of grant, compensation expense is recognized. The pro forma disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123 ("FAS 148") are provided below in Note 3.

The following table provides a reconciliation of net (loss) income to pro forma net (loss) income as if compensation cost for stock options granted to employees had been determined using the fair value method prescribed by FAS 123. The estimated fair value of each stock option is calculated using the Black-Scholes option pricing model. Geocom has elected to follow APB 25, "Accounting for Stock Issued to Employees." Accordingly, since employee stock options are granted at market price on the date of grant, no compensation expense is recognized. However, SFAS 123 requires presentation of pro forma net income and earnings per share as if Geocom had accounted for its employee stock options granted under the fair value method of that statement. The weighted average fair value of the individual options granted during fiscal 2005, to be comparable to those granted in fiscal 2004. The impact on net loss is minimal; therefore, the pro forma disclosure requirements prescribed by SFAS 123 are not significant to the Company. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

2004

Dividend Yield 0.00%

Volatility 223%

Risk-free Interest Rate 1.50%

Expected Life 3.00

The pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock options or purchase right was as follows for the years ended June 30, 2005 and 2004:
	2005	2004
Net loss, as reported	$ (1,582,546)	$ (1,082,369)
Add: Stock-based employee compensation included in reported net loss	1,600	800
Less: Stock-based employee compensation expense determined under fair-value based method for all awards	(292,883)	(110,000)
Pro forma net loss	$ (1,873,829)	$ (1,191,569)
Net loss per share:
As reported	$ (0.08)	$ (0.06)
Pro forma	$ (0.09)	$ (0.07)

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R) (revised 2004) ("FAS 123(R)"). In addition, in March 2005 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin Topic 14, "Share-Based Payment" (SAB 107) which provides interpretations regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provided the staff's views regarding the valuation of share-based payment arrangements for public companies. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including stock option awards. FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25. FAS 123(R) will require us to measure the cost of employee services received in exchange for stock option awards based on the grant-date fair value of such awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We will report such costs as part of our general and administrative expenses. On April 14, 2005, the Securities and Exchange Commission announced amended compliance dates for SFAS 123(R). The SEC previously required companies to adopt this standard no later than July 1, 2005, but the new rules now require us to adopt FAS  123(R) as of the beginning of the first annual reporting period that begins after December 15, 2005, which will be our fiscal year ending June 30, 2007. We will recognize the cumulative effect of initially applying this statement as of the effective date. Currently, the cumulative effect of initially applying FAS 123(R) has not been determined and is subject to change depending on future events.

Mineral Properties

Cost of license acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform with the 2005 financial statement presentation.

NOTE 2 - GOING CONCERN

Geocom has recurring losses and has a deficit accumulated during the exploration stage of $3,335,020 as of June 30, 2005. Geocom's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Geocom has no current source of revenue. Without realization of additional capital, it would be unlikely for Geocom to continue as a going concern. Geocom's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of oil and natural gas interests, if found. Geocom's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of oil and natural gas interests.

NOTE 3 - STOCK OPTION PLAN

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

Option activity was as follows for the years ended June 30, 2005 and 2004:

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	625,000	$ 1.44	-	$ -
Granted	715,000	0.40	625,000	1.44
Exercised	-	-	-	-
Outstanding at end of year	1,340,000	$ 0.89	625,000	$ 1.44
Exercisable at year-end	661,000	$ 0.99	125,000	$ 1.44

Information about options outstanding was as follows at June 30, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$ 1.44 $ 0.40	625,000 715,000	0.5 1.5	$ 1.44 0.40	375,000 286,000	$ 1.44 $ 0.40

NOTE 4 - RELATED PARTY TRANSACTIONS

Geocom has month to month service agreements with related parties. Currently, two directors and one officer each receive $2,500 per month and one officer receives $7,500 per month for services performed on behalf of Geocom. For the year ending June 30, 2005 and 2004 payment to related parties for services were $162,000 and $126,000, respectively.

As discussed in note 13 Geocom entered into a transaction with an entity that Geocom's Chief Financial Officer is a shareholder and director.

NOTE 5 - OIL AND NATURAL GAS PROPERTIES

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

NOTE 6 - PROPERTY AND EQUIPMENT

Geocom's fixed assets consist of computer equipment and office furniture. The fixed assets are depreciated using straight line with useful lives ranging from 3-5 years. As of June 30, 2005 Geocom had $10,817 of fixed assets that has been depreciated $ 3,363, for a net book value of $ 7,454.

NOTE 7 - NOTE PAYABLE

Geocom entered into a loan agreement with Windsor ("Windsor") Management Ltd. for $500,000. The note payable is convertible into common stock for 90% of the market price. The note bears interest at 10% and is due March 1, 2006. The conversion feature is valued at $55,556 which will be amortized over the life of the note of three years. In July 2003, Geocom converted its note payable from Windsor of $513,425 ($500,000 principal, $13,425 interest) into 493,678 common shares of Geocom. The $513,425 was converted based on the share price of $1.04 or 90% of the market price on the date of election. The unamortized discount was recorded at the date of conversion. During the year ended June 30, 2004 Geocom recorded $53,396 of interest expense.

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

In May 2001, Geocom issued 10,000,000 (post split) shares of restricted common shares for services provided by officers and directors valued at $275,000.

NOTE 9 - INCOME TAXES

The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented because it has experienced operation losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at June 30, 2005 are as follows:

June 30,
2005
Deferred tax asset attributable to:
Net operating loss carryover	$ 1,168,982
Less, Change in valuation allowance	(1,168,982)
Total net deferred tax asset	$ -

Geocom follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes." SFAS No. 109 requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $1,168,982 at June 30, 2005 is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance for 2005 was approximately $575,000.

At June 30, 2005 Geocom had net operating loss carryforwards amounting to approximately $3.1 million and $0.2 million for U.S. and Chile tax purposes, respectively, that expires in various amounts beginning in 2005 in the U.S. and never expires in Chile.

The federal statutory tax rate reconciled to the effective tax rate for 2005 is as follows:
2005
Tax at U.S. statutory rate	34.0%
State tax rate, net of federal benefits	0.0
Foreign tax rate in excess of U.S. statutory rate	17.0
Change in valuation allowance	(51.0)
Effective tax rate	0.0%

NOTE 10 - COMMITMENTS

Geocom signed a one year office lease in the beginning of April 2003. The lease required a security deposit of $587 with payments of $587 per month for rent. As of March 2004 when the lease expired Geocom has been leasing under a month to month agreement. In October 2004, Geocom signed an office lease through the period ending September 30, 2005. The base rent will be $595 per month Geocom's rent expense for the year ended June 30, 2004 and 2005 is $2,664 and $7,044 respectively.

NOTE 11 - ACQUISTIONS

On April 4, 2005. Geocom's subsidiary Minera Geocom Resources Chile Limitada (MGRC) announced an exploration agreement with Mr. Robert Mitchell Minera in which Geocom has acquired the rights to use an extensive, regional database containing numerous copper, gold, and platinum/palladium occurrences in regions 10 and 11, the Patagonia area of southern Chile.

On January 24, 2005 Geocom's wholly-owned subsidiary, Minera Geocom Resources-Chile Limitada (MGRC), signed a formal joint venture agreement to earn a 55% on the Escorpion gold property from Minera Canela S.A. The property is situated in the fourth region Province of Choapa in Chile. To earn our interest, we must spend US$1,700,000 over four years on exploration and development at and we must expend $150,000 in exploration on the property on or by December 31, 2005.

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

NOTE 12 - SUBSEQUENT EVENT (UNAUDITED)

In August 18, 2005, Geocom announced the receipt of results and report on initial activities in Region IX of its South Chile program. In addition to reconnaissance mapping and rock chip sampling, Geocom personnel conducted repeat sampling in the same areas where the previous sample data indicated as a means of confirming the gold and other element anomalous zones, as well as to validate the database. Geocom is pleased to report that work in the 2005 season confirmed the earlier results. Samples taken in the same drainages and in approximately the same locations produced anomalous gold assays ranging from 0.074 to >1 gram per tonne Au.

In August 2, 2005 Geocom announced it has earned its interest at the H Claims in the Iliamna project and provided notice of such to BHP Billiton, Geocom and TNR are in the process of establishing the formal joint venture to govern the continued exploration of the H Claims. In Addition Geocom has now spent in excess of the requisite amounts of money set forth for the D and H claims in the original agreement, and as a result Geocom and TNR have amended their option agreement to provide for the establishment of a joint venture on the D Claims as well. Geocom agrees to reduce its potential earned interest from 75% to 51%, in return for which TNR agrees to begin funding its 49% interest immediately. This allows Geocom to maintain a majority interest, but share the ongoing exploration costs with TNR.

In July 2005 Geocom announced core drilling has been completed at its Escorpion Project in Region IV of Coquimbo, Chile. Four holes were completed at the Chululera zone, where encouraging assay results were previously reported on June 29, 2005. In addition, three holes were completed on the Amax zone, and two holes were drilled approximately halfway between the two zones as a test of potential continuity. The Amax zone was tested by three holes located along a drill road above the surface exposure of the mineralized zone. Hole ES-07 encountered mostly volcanic rocks, which apparently displaced the mineralized metasedimentary rocks. Hole ES-08 intersected 17 meters (56 feet) of strongly bleached and silicified metasedimentary rocks, averaging 0.17 grams per tonne Au, within which an 8.9m core interval averaged 0.29 grams per tonne Au. Hole ES-09 also encountered low gold values, consisting of 4 meters averaging 0.42 grams per tonne gold (13 feet @0.013 opt Au).

Re-Price of warrants.

On August 24, 2005 the Board of Directors adopted a resolution to re-price existing warrants. There are the following outstanding warrants:

  a total of 357,143 share purchase warrants, exercisable at $0.85 per share, expiring on July 2, 2006;
  a total of 3,100,000 share purchase warrants, exercisable at $0.50 per share, expiring on October 28, 2006; and
  a total of 310,000 share purchase warrants, exercisable at $0.50 per share, expiring on November 30, 2006.

Because the Company required additional financing to continue its normal business, and considered that existing warrant holders were the best potential source of additional financing, and because the Company desired to provide an incentive for existing warrant holders to exercise their warrants by re-pricing all of its existing share purchase warrants to reflect then current market conditions, the Board resolved to re-price warrants as follows:

  any share purchase warrants exercised on or before September 9, 2005 shall be exercisable at a price of $0.14 per share;
  any share purchase warrants exercised after September 9, 2005 but on or before September 23, 2005 shall be exercisable at $0.17 per share;
  any share purchase warrants exercised after September 23, 2005 but on or before October 7, 2005 shall be exercisable at $0.20 per share;
  any share purchase warrants exercised after October 7, 2005 but on or before October 21, 2005 shall be exercisable at $0.25 per share; and
  any share purchase warrants exercised after October 21, 2005 shall be exercisable at the price specified in their original grant.

As of September 30, 2005 thirteen warrant holders exercised 325,000 warrants at a price of $0.14, and one warrant holder exercised 357,143 at a price of $0.20, for net proceeds of $116,928.60. No other warrants have been subsequently exercised.

Existing warrant holders who did not exercise warrants prior to October 21, 2005 continue to hold their warrants at originally scheduled prices.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
John Hiner	President, CEO and Director	57	April 4, 2003
Paul Chung	CFO, Secretary, Treasurer and Director	48	May 20, 2003
Andrew Stewart	Director	33	June 19, 2000
Talal Yassin	Director	32	June 19, 2000
Clyde Harrison	Director	62	December 2, 2004

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

Mr. Stewart previously acted as a director and the Secretary of Altus Explorations Inc., a resource exploration company as well as a director and the Secretary of Universco Broadband Networks Inc., a British Columbia company providing broadband wireless communications services.

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

Mr. Yassin holds a Bachelor of Arts Degree from Simon Fraser University, British Columbia.

Clyde Harrison

Mr. Harrison became a Director on December 2, 2004

Mr. Harrison is the Founding Member of Beeland Management Co., L.L.C., which manages the Rogers Raw Materials Index Funds. Mr. Harrison served as Beeland's CEO for its first five years. Mr. Harrison has served as a pension fund consultant and is a seasoned derivative trader. Mr. Harrison began his career in 1968 in finance with Lamson Brothers, becoming the youngest partner in the firm's history. In 1974 he became General Partner with Carl Icahn, managing hedge positions for corporate takeovers.

Mr. Harrison has been a Member of the Managed Futures Committee of the Chicago Mercantile Exchange. He has served as a bank director for five years, consulted for NBD Bank, Northern Trust and served as a Special Consultant to the Chairman of the Chicago Board Options Exchange. Mr. Harrison has also served as General Partner for a number of private investment and trading funds.

.

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

Item 10. Executive Compensation.

Executive Compensation

No executive officer of our company received annual salary and bonus in excess of $100,000 for the years ended June 30, 2005, 2004, 2003 and 2002. For the years ended June 30, 2005 and 2004, we did not pay any salaries or bonuses to any of our executive officers. As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer's employment with our company, from a change in control of our company or a change in such officer's responsibilities following a change in control.

Stock Option Plan

On November 20, 2003 we established a stock option plan pursuant to which 1,700,000 common shares were reserved for issuance.

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option and have initial terms of ten years.

Stock Options/SAR Grants

There were 800,000 grants of stock options and no stock appreciation rights made during the fiscal years ended June 30, 2005, 2004 and 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during fiscal year ended June 30, 2005 by any officers or directors of our company.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
John Hiner 114 West Magnolia Street Bellingham, WA 98225	1,537,500	7.34%
Paul Chung 650 W. Georgia Street Vancouver, BC V6B 4N9	1,537,500	7.34%
Andrew Stewart 666 Burrard Street Vancouver, BC V6C 3P1	2,287,500	10.92%
Talal Yassin 1680 Bayshore Drive Vancouver, BC V6G 3H6	2,287,500	10.92%
Directors and Executive Officers as a Group	7,650,000 common shares	36.52%

(1) Based on 20,942,675 shares of common stock issued and outstanding as of June 30, 2005. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

[NTD: Jenn can you please insert the option agreements we have with all of these consultants]

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(21) Subsidiaries

Minera Geocom Resources-Chile Limitada.

(23) Consents of Experts & Counsel

23.1 Consent of Independent Auditor (Lopez, Blevins, Bork & Associates, L.L.P)

(31) Section 302 Certification

31.1 Section 302 Certification

31.2 Section 302 Certification

(32) Section 906 Certification

32.1 Section 906 Certification

32.2 Section 906 Certification

Reports on Form 8-K

On July 6, 2004 we filed a current report on Form 8-K announcing the closing of a US$250,000 private placement.

On September 17, 2004 we filed a current report on Form 8-K regarding our change of auditor.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 were $14,000.

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

Audit Related Fees

For the fiscal year ended June 30, 2005, the aggregate fees billed for assurance and related services by Lopez, Blevins, Bork & Associates, L.L.P relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

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

GEOCOM RESOURCES INC.

By:
John Hiner, President and Chief Executive Officer
(Principal Executive Officer)

By:
Paul Chung, Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

By:
Andrew Stewart, Director

By:
Talal Yassin, Director

Date: November 9, 2005

By:
Clyde Harrison, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

John Hiner	President and Chief Executive Officer	November 9, 2005

Paul Chung	Chief Financial Officer, Secretary and Treasurer	November 9, 2005

Andrew Stewart	Director	November 9, 2005

Talal Yassin	Director	November 9, 2005

Clyde Harrison	Director	November 9, 2005