Form 10KSB/A
period 2005-06-30
GEOCOM RESOURCES INC
filed 2005-11-14
CIK 1141787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,942,675 common shares issued and outstanding as of November 10, 2005.

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

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  ]  No [X]

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

On May 16, 2003, we entered into an agreement in principle with TNR and BHP Minerals International Exploration Inc. ("BHP") to earn a majority interest in BHP's Iliamna Project in Alaska. On May 20, 2003, we announced that we had entered into a formal agreement with TNR to earn a 75% interest in TNR's option to earn a 70% interest in BHP's Iliamna Project in Alaska. Upon accomplishing our earn-in obligations, we will hold a 52.5% net interest in the project. To earn our interest, we were required to expend US$500,000 prior to September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. We had spent $399,018 as of March 31, 2004 and a total of $460,860 as of June 30, 2004, and a total of $855,594.81 as of June 30, 2005. The interest earned is subject to a back-in right held by BHP to reacquire a 70% interest in the project with obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production. On December 9, 2004 the company amended the Agreement as follows:

- Geocom and TNR can now earn interests in the D claim and H&S claims separately, each claim block having independent work obligations;

- Geocom and TNR agreed to consider a geophysical survey over the D claims on or before June 30, 2005. After consideration, both Geocom and TNR decided a geophysical survey would not provide additional germane information. ;

- Geocom and TNR will inform BHP Billiton whether they will commit to drill 2 drill holes of not less than 250 meters each on the D claims. If Geocom elects not to commit, the option to earn an interest in the D claims will terminate, however, such decision will not affect Geocom's rights on the H & S claims;

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

Regulations

Our mineral exploration program at La Carolina is subject to the 1997 Argentine Mining Act (the "Act") and Regulation. This act sets forth rules for

- Locating claims

- Posting claims

- Working and exploring on mining claims

- Reporting on work performed

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

We consider the results of this drill program encouraging, and intend to continue evaluation of the project

Iliamna Project, Alaska, USA

On May 16, 2003, we entered into an agreement in principle with TNR and BHP Minerals International Exploration Inc. ("BHP") to earn a majority interest in BHP's Iliamna Project in Alaska. On May 20, 2003, we announced that we had entered into a formal agreement with TNR to earn a 75% interest in TNR's option to earn a 70% interest in BHP's Iliamna Project in Alaska. Upon accomplishing our earn-in obligations, we will hold a 52.5% net interest in the project. To earn our interest, we were required to expend US$500,000 prior to September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. . On December 9, 2004 the company amended the Agreement as follows:

- Geocom and TNR can now earn interests in the D claim and H&S claims separately, each claim block having independent work obligations;

- Geocom and TNR have agreed to complete a geophysical survey over the D claims on or before June 30, 2005 After consideration, both Geocom and TNR decided a geophysical survey would not provide additional germane information ;

- Geocom and TNR will inform BHP Billiton whether they will commit to drill 2 drill holes of not less than 250 meters each on the D claims. If Geocom elects not to commit, the option to earn an interest in the D claims will terminate, however such decision will not affect Geocom's rights on the H & S claims;

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

Property and Claims

The Escorpion project is located approximately 318 kilometers (191 miles) north of Santiago, in Region IV of Coquimbo, Chile. The known gold showings on the Escorpion Project cover an area of approximately 150m by 1500m, and form a corridor trending north-northeasterly across the property. Two of the zones, the Merceditas and the Chululera, have been mined in the past. Underground and surface workings are present at both locations, however records of the ore removed and gold recovered are not available. Previous sampling has shown gold grades in the underground workings of up to 12 grams per tonne (0.35 oz/ton Au) over widths of several meters and dump grab samples of up to 26 grams per tonne (0.76 oz/ton Au). An additional showing called Amax is located near Chululera, but has received only minor prospecting attention.

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

On March 31, 2004 the Company announced the completion of the first phase of work at its Escorpion gold project. The work consisted of geologic mapping, rock, soil, and stream sediment sampling, and satellite image structural analysis. The field program was designed to confirm known mineralization, and to delineate potential new gold zones. It was successful on both counts, having outlined drill targets in known mineralized zones, and discovering new gold mineralization in previously undetected areas. With these encouraging results, Geocom is soliciting bids for a core drilling program to begin as soon as possible.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to June 30, 2005 is $3,335,020. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

- Our ability to locate a profitable mineral property;

- Our ability to generate revenues; and

- Our ability to reduce exploration costs.

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

Balance Sheets as at June 30, 2005 and June 30, 2004

Statements of Operations for the years ended June 30, 2005 and June 30, 2004 and for the period from June 19, 2000 (inception) through June 30, 2005

Statements of Cash Flows for the years ended June 30, 2005 and June 30, 2004 and for the period from June 19, 2000 (inception) through June 30, 2005

Statement of Stockholders' Deficiency for the period from June 19, 2000 (inception) to June 30, 2005

**********************************************************************************************************************************************************************

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

GEOCOM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Period from June 19, 2000 (Inception) through June 30, 2005

	Common Stock		Additional paid-in	Deficit accumulated during the Exploration	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stage	Income	Total
Balance June 30, 2002	28,000,000	$ 280	$477,220	$(501,577)	$ -	$(24,077)
Shares Returned to treasury by officers	(11,500,000)	(115)	115	-	-	-
Intrinsic Value of Beneficial Conversion feature of convertible notes payable	-	-	55,556	-	-	55,556
Net Loss	-	-	-	(168,528)	-	(168,528)
Balance June 30, 2003	16,500,000	165	532,891	(670,105)	-	(137,049)
Conversion of notes payable into common share	493,678	5	513,420	-	-	513,425
Capital Stock Issued for Cash	365,854	4	749,996	-	-	750,000
Stock Options issued for services	-	-	62,676	-	-	62,676
Net Loss	-	-	-	(1,082,369)	-	(1,082,369)
Balance June 30, 2004	17,359,532	174	1,858,983	(1,752,474)	-	106,683
Capital Stock Issued for Cash, net	3,583,143	35	1,490,020	-	-	1,490,055
Stock Options issued for services	-	-	182,746	-	-	182,746
Foreign Currency Translation	-	-	-	-	1,078	1,078
Net Loss	-	-	-	(1,582,546)	-	(1,582,546)
Balance June 30, 2005	20,942,675	$ 209	$3,531,749	$(3,335,020)	$1,078	$198,016

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

**********************************************************************************************************************************************************************

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

Committees of the Board

Currently our company has the following committees:

- Audit Committee;

- Nominating and Corporate Governance Committee; and

- Compensation Committee.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

(1) Based on 20,942,675 shares of common stock issued and outstanding as of November 10, 2005. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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
Paul Chung, Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

By: /s/ Andrew Stewart
Andrew Stewart, Director

By:/s/ Talal Yassin
Talal Yassin, Director

By: /s/ Clyde Harrison
Clyde Harrison, Director

Date: November 10, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Hiner
John Hiner	President and Chief Executive Officer	November 10, 2005
/s/ Paul Chung
Paul Chung	Chief Financial Officer, Secretary and Treasurer	November 10, 2005
/s/ Andrew Stewart
Andrew Stewart	Director	November 10, 2005
/s/ Talal Yassin
Talal Yassin	Director	November 10, 2005
/s/ Clyde Harrison
Clyde Harrison	Director	November 10, 2005