Form 10QSB
period 2005-09-30
GEOCOM RESOURCES INC
filed 2005-12-21
CIK 1141787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,942,675 common shares issued and outstanding as of September 30, 2005

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GEOCOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

(unaudited)

September 30,
2005
ASSETS

Current assets
Cash	$109,759
Other receivable	1,428
Other current assets	27,299
Total current assets	208,486

Property and equipment, net	6,562

TOTAL ASSETS	$215,048

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$23,785
Accounts payable – related party	17,500
Shares to be issued	116,928
158,213
Commitments

STOCKHOLDERS’ EQUITY:
Common stock, $.00001 par value, 100,000,000 shares authorized, 20,942,675 shares issued and outstanding	209
Additional paid in capital	3,623,122
Deficit accumulated during the exploration stage	(3,562,467)
Accumulated other comprehensive income	(4,029)
Total Stockholders’ Equity	56,835
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$215,048

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ending September 30, 2005 and 2004 and

Period from June 19, 2000 (Inception) through September 30, 2005

(unaudited)

	Three months ended September 30,		Inception through September 30,
	2005	2004	2005
Operating expenses:
Exploration expenditures	$61,731	$207,109	$2,339,168
Oil and gas activities	-	-	42,060
Other general and administrative	165,716	141,375	1,036,645
Loss from operations	(227,447)	(348,484)	(3,417,873)

Interest expense	-	-	79,950
Net loss	$(227,447)	$(348,484)	$(3,425,823)

Net loss per share:
Basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	20,940,675	17,693,383

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ending September 30, 2005 and 2004 and

Period from June 19, 2000 (Inception) through September 30, 2005

(unaudited)

	2005	2004	Inception through September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(227,447)	$(348,484)	$(3,562,467)
Adjustments to reconcile net deficit to cash used by operating activities:
Amortization of debt discount	-	-	55,556
Depreciation	892	231	4,255
Common shares issued for services	-	-	275,000
Stock purchase options issued for services	91,373	91,373	336,794
Change in:
Other current assets	(12,221)	-	(27,299)
Accounts payable and accrued liabilities	(72,643)	4,197	43,790
NET CASH USED IN OPERATING ACTIVITIES	(220,046)	(252,683)	(2,874,371)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(7,017)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	500,000
Proceeds from exercised warrants	45,000	-	45,000
Proceeds from notes payable – related parties	-	-	253,786
Repayment of notes payable – related parties	-	-	(253,786)
Proceeds from advances – related parties	-	-	118,981
Repayments from advances – related parties	-	(24,782)	(118,981)
Issuance of common stock	-	250,000	2,442,556
CASH FLOWS FROM FINANCING ACTIVITIES	45,500	225,218	2,987,556

Effects of exchange rates on cash	(5,107)		3,591

NET CHANGE IN CASH	(179,653)	(27,465)	109,759
Cash, beginning of period	289,412	158,873	-
Cash, end of period	$109,759	$131,408	$109,759

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$6,531
Income taxes paid	$-	$-	$-

NON CASH TRANSACTIONS
Shares to be issued	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Geocom Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end June 30, 2005 as reported in Form 10-KSB, have been omitted

NOTE 2 – RECENT ACCOUNTING PRONOUNCMENTS.

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

The pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock options or purchase right was as follows for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005	2004
Net loss, as reported	$(227,447)	$(345,984)
Add: Stock-based employee compensation included in reported net loss	800	-
Less: Stock-based employee compensation determined under fair value based method for all rewards	(146,442)	(146,442)
Pro forma net loss	$(373,098)	$(492,426)
Basic and diluted net loss per share
As reported	$(0.01)	$(0.02)
Pro forma	$(0.02)	$(0.03)

NOTE 4 – RECLASSIFICATIONS

Certain amounts in the September 30, 2004 financial statements have been reclassified to conform with the September 30, 2005 financial statement presentation.

NOTE 5 – STOCK WARRANTS

The Company decided that it is in the best interests of the Company to provide an incentive for existing warrant holders to exercise their warrants by re-pricing all of its existing share purchase warrants to such price as is determined by their time of exercise based upon a staged timeline of repricing, all such share purchase warrants to expire on the date specified in their original grant. On August 24 the Company adopted a resolution such that all of the existing share purchase warrants of the Company be re-priced to be exercisable at such price as is determined by their time of exercise, if any, according to the following staged timeline:

(a)	any share purchase warrants exercised on or before September 9, 2005 shall be exercisable at a price of $0.14 per share;
(b)	any share purchase warrants exercised after September 9, 2005 but on or before September 23, 2005 shall be exercisable at $0.17 per share;
(c)	any share purchase warrants exercised after September 23, 2005 but on or before October 7, 2005 shall be exercisable at $0.20 per share;
(d)	any share purchase warrants exercised after October 7, 2005 but on or before October 21, 2005 shall be exercisable at $0.25 per share; and
(e)	any share purchase warrants exercised after October 21, 2005 shall be exercisable at the price specified in their original grant.

During the 1st quarter 682,143 warrants were exercised but the corresponding shares have not been issued due to the delinquent filing at June 30 year end and this Sep 30 quarter. The warrants were part of an unrestricted offering under an SB2 registration. The existing SB2 registration expired while the company was waiting for the year end financials. The SB2 has been updated and awaits the 1st quarter’s financials to be filed. When filed, a treasury order will be released to issue shares without restrictive legends.

Geocom received $45,500 cash and an additional $71,428 was placed with the transfer agent until the shares are issued relating to the 682,143 warrants that were exercised in the 1st quarter. Geocom recorded an $116,928 liability for the obligation to issue the shares with another receivable for the amount held in trust by the transfer agent.

NOTE 6 – CAPITAL STOCK

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

NOTE 7 –RELATED PARTIES

Consulting fees – related parties consist of legal, marketing, and financial consulting services received from four directors. For the three months ended September 30, 2005 $47,500 of expenses was incurred.

NOTE 8 – COMMITMENT

In November 2005, Geocom signed an office lease through the period ending October 31, 2006. The base rent will be $613 per month.

Geocom is required to issue 150,000 shares of common stock to Compania Minera Solitario Argentina S.A to satisfy the amended option agreement with TNR Gold Corp.

On January 24, 2005 Geocom’s wholly-owned subsidiary, Minera Geocom Resources-Chile Limitada (MGRC), has signed a formal joint venture agreement to earn a 55% interest on the Escorpion gold property from Minera Canela S.A. The property is situated in the fourth region Province of Choapa in Chile. To earn the 55% interest, Geocom must spend $1,700,001 over four years on exploration and development and must expend $150,001 in exploration on the property on or by December 31, 2005. Geocom had spent $233,143 as of September 30, 2005 and must expend $1,466,858 by January 24,2009

NOTE 9 – SUBSEQUENT EVENT

Geocom entered into an option agreement dated November 29, 2005 with Latin American Minerals Inc. in respect of its La Carolina project, located in Argentina. TNR Gold Corp is also a party to the agreement as is its wholly owned subsidiary, Compania Minera Solitario Argentina S.A. which currently holds title to the property. The option agreement requires Latin American Minerals to pay a total of $125,000 and issue a total of 125,000 shares to our company and TNR Gold Corp., to be divided equally between them, over a period of four years. Pursuant to the option agreement, Latin American Minerals has the right to earn an undivided 75% interest in the property by making the cash and share payments and by making a total of $1,000,000 in exploration expenditures on the property over a period of five years. Latin American Minerals is entitled to earn a 37.5% interest in the property upon making $500,000 in exploration expenditures and by paying a total of $62,500 in cash and issuing 62,500 shares to our company and TNR Gold Corp.

Geocom acquired its option to earn a 75% working interest in the La Carlolina property from TNR Gold Corp. in 2003. To vest its interest in the property, we were required to make a total of $2,000,000 in exploration expenditures as well as issue shares to TNR Gold Corp. Geocom spent a total of $616,676 on the property. To facilitate the option agreement with Latin American Minerals, TNR Gold Corp. and Geocom have mutually agreed to renegotiate the terms of the La Carolina option agreement. TNR Gold Corp. and Geocom have agreed to the following terms: Geocom has fully vested its interest in the project; Geocom reduces its vested interest from the originally contemplated 75% to 50%, effective immediately (November 29,2005); Geocom agrees to issue 150,000 shares to Compania Minera Solitario Argentina S.A., and TNR Gold Corp. agrees that such issuance is compensation to TNR Gold Corp. and Compania Minera Solitario Argentina S.A. for its agreement. In addition, our company and TNR Gold Corp. agree to manage the project via management committee and acceptable budgets, subject to the option agreement held by Latin American Minerals.

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

General

On April 28, 2003 we entered into a letter of intent with TNR to acquire an option to purchase a 75% working interest in the La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR to acquire the 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn our 75% interest, we must spend US$2,000,000 over four years on exploration and development and we were required to expend $100,000 in exploration on the property on or before April 30, 2004, another $100,000 for a cumulative total of $200,000 by April 30, 2005 to maintain our right to earn an interest at La Carolina. We had spent $196,060 on the property as of March 31, 2004, a total of $606,234.19 as of March 31, 2005 and a total of $620,606 as of September 30, 2005. We must issue or arrange for transfer of 50,000 of our common shares to TNR upon formalization of the agreement, and annually thereafter until our obligations have been met. As a result, our directors and officers have transferred a total of 50,000 of their shares to TNR to date. Upon vesting of our interest in the project, we will enter into a formal venture agreement with TNR to manage the development of the project.

On May 16, 2003, we entered into an agreement in principle with TNR and BHP Minerals International Exploration Inc. ("BHP") to earn a majority interest in BHP's Iliamna Project in Alaska. On May 20, 2003, we announced that we had entered into a formal agreement with TNR to earn a 75% interest in TNR's option to earn a 70% interest in BHP's Iliamna Project in Alaska. Upon accomplishing our earn-in obligations, we will hold a 52.5% net interest in the project. To earn our interest, we were required to expend US$500,000 prior to September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. We had spent $399,018 as of March 31, 2004 and a total of $460,860 as of June 30, 2004, a total of $855,594.81 as of June 30, 2005 and a total of $881,074 as of September 30, 2005. The interest earned is subject to a back-in right held by BHP to reacquire a 70% interest in the project with obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production. On December 9, 2004 the company amended the Agreement as follows:

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

Geocom will drill no less than three 250-meter holes on the H claims on or before December 31, 2005. Subsequent agreement to extend the deadline to June 30, 2006 was made with BHP and TNR due to early winter weather, which delayed drill deployment to the project.

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

On January 24, 2005 we announced that our wholly-owned subsidiary, Minera Geocom Resources-Chile Limitada (MGRC), has signed a formal joint venture agreement to earn a 55% interest on the Escorpion gold property from

Minera Canela S.A. The property is situated in the fourth region Province of Choapa in Chile. To earn our interest, we must spend US$1,700,000.50 over four years on exploration and development and we must expend $150,000.50 in exploration on the property on or by December 31, 2005. We had spent $80,340.97 as of June 30, 2005 and a total of $233,143 as of September 30, 2005.

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

Current Projects

La Carolina Project, San Luis, Argentina

On April 28, 2003 we entered into a letter of intent with TNR to acquire an option to purchase a 75% working interest in the La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR to acquire the 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn our 75% interest, we must spend US$2,000,000 over four years on exploration and development and we were required to expend $100,000 in exploration on the property on or before April 30, 2004 to maintain our right to earn an interest at La Carolina. We had spent $196,060 on the property as of March 31, 2004, a total of $287,162 as of June 30, 2004 a total of $600,335.14 as of December 31, 2004, $606, 994.93 as of June 30, 2005, and a total of $620,606.19 as of September 30, 2005. We must issue or arrange for transfer of 50,000 of our common shares to TNR upon formalization of the agreement, and annually thereafter until our obligations have been met. As a result, our directors have transferred a total of 50,000 of their shares to TNR to date. Upon vesting of our interest in the project, we will enter into a formal venture agreement with TNR to manage the development of the project. On November 29, 2005 TNR and Geocom have mutually agreed to renegotiate the terms of the La Carolina option agreement.  TNR and Geocom have agreed Geocom has fully vested its interest in the project; Geocom reduces its vested interest from the originally contemplated 75% to 50%, effective immediately; Geocom agrees to issue 150,000 shares to Solitario, and TNR agrees that such issuance is compensation to TNR and Solitario for its agreement.

Property and Claims

The La Carolina property consists of 11 claims, which total approximately 1,318 hectares.

Location Area	Name	File Number	Owner	Size	Date Granted
				hectares
Carolina	Atenea	672-D-88	CMSA	200	7/6/1999
Carolina	Afrodita	276-V-87	CMSA	100	7/6/1999
Carolina	Adonis	673-D-88	CMSA	200	7/6/1999

Location Area	Name	File Number	Owner	Size	Date Granted
Carolina	Arbol de Anibal	441-C-85	CMSA	100	7/6/1999
Carolina	Arbolito	677-D-88	CMSA	200	7/6/1999
Carolina	Penélope	538-C-88	CMSA	100	7/6/1999
Carolina	Baco	674-D-88	CMSA	100	7/6/1999
Carolina	Carolina II	719-N-98	CMSA	100	7/6/1999
Carolina	Carolina III	720-N-98	CMSA	100	7/6/1999
Carolina	Carolina IV	721-N-98	CMSA	100	7/6/1999
Carolina	La Estancia	775-C-2003	CMSA	18	3/12/2003
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

Agreement and Terms

We have option agreements with TNR in respect of the property. To earn our 75% interest, we must make exploration expenditures of $2,000,000 prior to May 3, 2007, and we must expend $100,000 in exploration on the property on or before April 30, 2004 and a further $100,000 for a cumulative $200,000 on or before April 30, 2005 to maintain our right to earn an interest. We spent $196,060 as of March 31, 2004, $606, 234.19 as of March 31, 2005, and a total of $620,606.19 as of September 30, 2005. On November 29, 2005 TNR and Geocom have mutually agreed to renegotiate the terms of the La Carolina option agreement.  TNR and Geocom have agreed Geocom has fully vested its interest in the project; Geocom reduces its vested interest from the originally contemplated 75% to 50%, effective immediately; Geocom agrees to issue 150,000 shares to Solitario, and TNR agrees that such issuance is compensation to TNR and Solitario for its agreement.

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

We consider the results of this drill program encouraging, and intend to continue evaluation of the project.

On November 29, 2005 the company announced that it has entered an option agreement with Latin American Minerals Inc. in which Latin American Minerals Inc. has the right to earn an undivided 75% interest in the Property by making the cash and share payments and by making a total of $1,000,000 in exploration expenditures on the Property over a period of five years and pay a total of $125,000 and issue a total of 125,000 shares to Geocom and TNR, to be divided equally between them, over a period of four years

Iliamna Project, Alaska, USA

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

We had spent $399,018 as of March 31, 2004, $460,860 as of June 30, 2004 $568,952 as of September 30, 2004, $855,594.81 as of June 30, and a total of $881,074.28 as of September 30, 2005. The interest earned is subject to a back-in right held by BHP to reacquire a 70% interest in the project with obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production.

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

Agreement and Terms

We have an option agreement with TNR and BHP Billiton Inc. with respect to the property. We must expend $500,000 in exploration on the property by September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. We had spent $399,018 as of March 31, 2004, $460,860 as of June 30, 2004 $568,952 as of September 30, 2004, $855,594.81 as of June 30, 2005 and a total of $881,074.28 as of September 30, 2005.

Geocom will drill no less than three 250-meter holes on the H claims on or before December 31, 2005. Subsequent agreement to extend the deadline to June 30, 2006 was made with BHP and TNR due to early winter weather, which delayed drill deployment to the project

Previous Work

In 2000, Rio Algom Exploration Inc. began exploring for supergene enriched porphyry copper deposits in SW Alaska. During the year, they conducted an airborne magnetic survey, which identified three regional magnetic anomalies. An IP/resistivity survey was conducted on selected targets after which the company staked claims - the Illiamna property - to cover the geophysical anomalies. Subsequent to claim staking, Rio Algom was acquired by BHP Billition Inc. On October 15, 2002 TNR (now TNR Gold Corp.) acquired an option to acquire 70% of the property from BHP.

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

On December 15, 2004 we announced the completion of the drilling program on the H claim of the property. Geologic logs show that pyrite-chalcopyrite-pyrrhotite-molybdenum mineralization was intersected in all four widely-spaced holes. In conjunction with the two holes drilled in 2003, the mineralized area now covers a minimum of 700m by 1500m (2,296 feet by 4,921 feet). Disseminated porphyry-style and fracture-controlled copper-gold mineralization were intersected in both a granodiorite intrusive rock and the enclosing metamorphic country rocks

On September 19, 2005 we announced we received the necessary permits from the Bureau of Land Management, with concurrent approval by the State of Alaska, to conduct drilling at the D claims area of the Iliamna Project and plan to drill a minimum of two 250-meter core holes in order to accomplish its earn-in on the D claims. In mid-October, deteriorating weather made drill mobilization unsafe, and the drilling was delayed by agreement with BHP and TNR until April, 2006.

Escorpion Project, Coquimbo Region IV, Chile

On January 24, 2005 we announced that its wholly-owned subsidiary, Minera Geocom Resources-Chile Limitada (MGRC), has signed a formal joint venture agreement to earn a 55% on the Escorpion gold property from Minera Canela S.A. The property is situated in the fourth region Province of Choapa in Chile. To earn our interest, we must spend US$1,700,000.50 over four years on exploration and development at and we must expend $150,000.50 in exploration on the property on or by December 31, 2005. The Company had spent $38,518.46 by March 31, 2005, $80,340.97 as of June 30, 2005, and a total of $$233,143 as of September 30, 2005.

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

Agreement and Terms

W have an option agreement with Minera Canella S.A. in respect of the property, To earn our 55% we must spend US$1,700,000.50 over four years on exploration and development at and we must expend $150,000.50 in exploration on the property on or by December 31, 2005. The Company had spent $38,518.46 by March 31, 2005, $80,340.97 as of June 30, 2005, and a total of $233,143 as of September 30, 2005

Previous Work

The Escorpión prospect and others in the region are known for gold mineralization since before 1970 when simultaneously a number of local small miners and a few major mining companies started extraction and exploration operations. In 1995 Minera Canela S.A. (MC) was created with the aim of acquiring the Escorpion property and to proceed with the exploration and possible exploitation of the gold resources. MC after developing an exploration program between 1996 and 1997, decided during 1997 to offer the prospect for sale or partnership with a established mining company.

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

Mitchell has accumulated geochemical data from various sources such as BRGM (Bureau de Researche de Geologie et Miniere – a French government agency) and Sernageomin (Chilean exploration agency), BHP-Billiton, and others. Mitchell compiled over 1600 stream sediment and 1300 rock chip samples, augmented by his own exploration work, into a GIS database combining topography, digital elevation data, landsat imagery, air photos, structural interpretation and published geology. Interpretation and analysis of this database combined with ground follow-up resulted in the identification of over 40 new mineralized occurrences.

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

The first phase of the exploration program was jointly designed by us and Mitchell, and is focusing on areas of gold anomalies in both stream and pan concentrate samples, which also display a geochemical signature indicative of epithermal gold deposits. This work will consist of mapping and rock sampling to determine the potential for a significant ore deposit. Land acquisition will follow upon the validation of any significant mineral potential.

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

On August 18, 2005 the Company announce the receipt of results and report on initial activities in its South Chile program. Geocom personnel conducted repeat sampling in the same areas where the previous sample data indicated as a means of confirming the gold and other element anomalous zones, as well as to validate the database. This work confirmed the earlier results. Samples taken in the same drainages and in approximately the same locations produced anomalous gold assays ranging from 0.074 to >1 gram per tonne Au.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to September 30, 2005 is $3,439,311. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Plan of Operation

We are in the business of acquiring and exploring resource properties and interests. We have not generated any revenues since our inception. We were incorporated on June 19, 2000. From the inception of our business on April 23, 2001, we were engaged in a working interest in respect of the exploration of certain oil and natural gas interests in the state of California referred to as the Coalinga Nose Project. The Coalinga Nose Project was unsuccessful and we commenced pursuing other resource sector opportunities, such as the La Carolina Project Iliamna Project and South Chile Project as previously discussed.

Plan of Operations - Next 12 Months

We intend to continue our exploration activities in Alaska, Argentina and Chile. Our personnel are continuously evaluating new opportunities that become available via network contracts, on ground exploration, or via submittal from independent sources. We anticipate we will require $1,005,000 for the 12 months ending September 30, 2006 to fund our obligations in respect of our various properties and for our ongoing operational expenses.

We intend to finance our activities via brokered or non-brokered private placements during the year 2005. The amount and conditions precedent to such fund raising are presently being determined by management..

We are also pursuing other potential projects within the mineral resource sector.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock, shareholder loans and borrowing.

At June 30, 2005, there was a working capital of $190,562 compared to a working capital of $50,273 at September 30, 2005.

At September 30, 2005, our total assets were, $215,048 which consisted primarily of cash assets of $109,759.

At September 30, 2005, our total current liabilities increased to $158,213 from $113,928 at June 30, 2005.

We posted losses of $227,447 for the three months ending September 30, 2005 and $3,425,823 since inception to September 30, 2005. The principal components of the losses for the three months ended September 30, 2005 were administrative expenses of $165,716 and exploration expenses of$61,731. By comparison, as of the three months ended September 30, 2004 we had incurred exploration expenditures of $207,109.

Operating expenses for the three months ending September 30, 2005 were $227,447, compared to the three months ending September 30, 2004, which were $345,984.

At September 30, 2005, we had cash on hand of $109,759.

Going Concern

We have historically incurred losses, and through September 30, 2005 have incurred losses of $3,425,823 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings and/or bank financing.

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

None

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

GEOCOM RESOURCES INC.

Date December 21, 2005	/s/ John Hiner John Hiner, President and CEO (Principal Executive Officer)
Date December 20, 2005	/s/ Paul Chung Paul Chung, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date December 21, 2005	/s/ Andrew Stewart Andrew Stewart Director
Date December 21, 2005	/s/ Talal Yassin Talal Yassin Director
Date December 21, 2005	/s/ Clyde Harrison Clyde Harrison Director