Form 10QSB
period 2005-12-31
GEOCOM RESOURCES INC
filed 2006-02-14
CIK 1141787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,942,675 common shares issued and outstanding as of December 31, 2005

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GEOCOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

(unaudited)

	December 31,	June 30
	2005	2005
ASSETS

Current assets
Cash	$29,526	$289,412
Cash held in trust (Note 5)	71,428	-
Other current assets	42,733	15,078
Total current assets	143,687	304,490

Property and equipment, net	5,941	7,454

TOTAL ASSETS	$149,628	$311,944

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$42,095	$113,928
Accounts payable – related party	27,500	-
Share subscription received (Note 5)	116,928	-
	186,523	113,928
Commitments (Note 8)

STOCKHOLDERS’ EQUITY:
Common stock, $.00001 par value, 100,000,000 shares authorized, 20,942,675 shares issued and outstanding	209	209
Additional paid in capital	3,623,122	3,531,349
Deficit accumulated during the exploration stage	(3,666,850)	(3,335,020)
Accumulated other comprehensive income	6,624	1,078
Total Stockholders’ Equity	(36,895)	198,016
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$149,628	$311,944

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months and Six Months Ending December 31, 2005 and 2004 and

Period from June 19, 2000 (Inception) through December 31, 2005

(unaudited)

	Three months ended December 31,		Six months ended December 31,		Inception through December 31,
	2005	2004	2005	2004	2005

Operating expenses:
Exploration expenditures	$56,772	$529,392	$118,503	$736,501	$2,335,922
Oil and gas activities	-	-	-	-	42,060
Other general and Administrative	47,611	111,214	213,327	252,589	1,158,628
Loss from operations	(104,383)	(640,606)	(331,830)	989,090	(3,666,850)

Interest expense	-	-	-	-	(130,240)

Net loss	$(104,383)	$(640,606)	$(331,830)	$989,090	$(3,666,850)

Net loss per share:
Basic and diluted	$(0.00)	$(0.03)	$(0.02)	$(0.05)

Weighted average shares outstanding:
Basic and diluted	20,942,675	20,146,441	20,942,675	18,919,912

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ending December 31, 2005 and 2004 and

Period from June 19, 2000 (Inception) through December 31, 2005

(unaudited)

	2005	2004	Inception through December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(331,830)	$(989,090)	$(3,666,850)
Adjustments to reconcile net deficit to cash used by operating activities:
Amortization of debt discount		-	55,556
Depreciation	1,875	231	5,238
Common shares issued for services		-	275,000
Common shares issued for interest expense			13,425
Stock purchase options issued for services	91,373	91,373	336,794
Change in:
Other current assets	(27,655)	-	(42,733)
Accounts payable and accrued liabilities	(44,333)	(777)	69,595
Share subscriptions received	45,500		45,500
NET CASH USED IN OPERATING ACTIVITIES	(256,070)	(898,263)	(2,908,475)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(362)	-	(11,179)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable		-	500,000
Proceeds from exercised warrants		-
Proceeds from notes payable – related parties		-	253,786
Repayment of notes payable – related parties		-	(253,786)
Proceeds from advances – related parties		-	118,982
Repayments from advances – related parties		(48,782)	(118,982)
Issuance of common stock		1,490,056	2,442,556
CASH FLOWS FROM FINANCING ACTIVITIES		1,441,274	2,942,556

Effects of exchange rates on cash	10,653		6,624

NET CHANGE IN CASH	(80,233)	(27,465)	29,526
Cash, beginning of period	109,759	158,873
Cash, end of period	$29,526	$131,408	$29,526

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$61,259
Income taxes paid	$-	$-	$-

NON CASH TRANSACTIONS
Shares to be issued on conversion of notes payable	$-	$-	$500,000
Share subscriptions held in trust	$-	$-	$71,428

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Geocom Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end June 30, 2005 as reported in Form 10-KSB, have been omitted.

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

The pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock options or purchase right was as follows for the six months ended December 2005 and 2004:

	Six Months Ended December 31,
	2005	2004
Net loss, as reported	$(331,830)	$(989,090)
Add: Stock-based employee compensation included in reported net loss	800	800
Less: Stock-based employee compensation determined under fair value based method for all rewards	(156,274)	(156,274)
Pro forma net loss	$(487,304)	$(1,145,364)
Basic and diluted net loss per share
As reported	$(0.02)	$(0.05)
Pro forma	$(0.02)	$(0.06)

NOTE 4 – EXPLORATION PROPERTIES

Geocom entered into an option agreement dated November 29, 2005 with Latin American Minerals Inc. in respect of its La Carolina project, located in Argentina. TNR Gold Corp is also a party to the agreement as is its wholly owned subsidiary, Compania Minera Solitario Argentina S.A. which currently holds title to the property. The option agreement requires Latin American Minerals to pay a total of $125,000 and issue a total of 125,000 shares to Geocom and TNR Gold Corp., as to equal parts, over a period of four years. Pursuant to the option agreement, Latin American Minerals has the right to earn an undivided 75% interest in the property by making the cash and share payments and by incurring a total of $1,000,000 in exploration expenditures on the property over a period of five years. Latin American Minerals is entitled to earn a 37.5% interest in the property upon incurring $500,000 in exploration expenditures and by paying a total of $62,500 in cash and issuing 62,500 shares.

Geocom acquired its option to earn a 75% working interest in the La Carolina property from TNR Gold Corp. in 2003. To vest its interest in the property, the Company was required to make a total of $2,000,000 in exploration expenditures as well as issue shares to TNR Gold Corp. Geocom spent a total of $606,995 on the property. To facilitate the option agreement with Latin American Minerals, TNR Gold Corp. and Geocom mutually agreed to renegotiate the terms of the La Carolina option agreement such that: Geocom has fully vested its interest in the project; Geocom reduces its vested interest from the originally contemplated 75% to 50%, effective June 30, 2005; Geocom agrees to issue 150,000 shares to Compania Minera Solitario Argentina S.A., and TNR Gold Corp. agrees that such issuance is compensation to TNR Gold Corp. and Compania Minera Solitario Argentina S.A. for its agreement. In addition, the Company and TNR Gold Corp. agree to manage the project via management committee and acceptable budgets, subject to the option agreement held by Latin American Minerals.

On January 24, 2005 Geocom’s wholly-owned subsidiary, Minera Geocom Resources-Chile Limitada (MGRC), signed a formal joint venture agreement to earn a 55% interest on the Escorpion gold property from Minera Canela S.A. The property is situated in the fourth region Province of Choapa in Chile. To earn its 55% interest, Geocom must spend $1,700,001 over four years on exploration and development and with a firm commitment to spend $150,001 in exploration on the property on or by December 31, 2005. Geocom has spent $236,678 as of December 31, 2005 and must spend $1,700,000 by January 24,2009.

NOTE 5 – STOCK WARRANTS

On August 24, 2005 the Company adopted a resolution such that all of the existing share purchase warrants of the Company be re-priced to be exercisable at such price as is determined by their time of exercise, if any, according to the following staged timeline:

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

During the quarter ended September 30, 2005, 682,143 warrants were exercised but the corresponding shares have not been issued due to the delinquent filing of the June 30, 2005 year-end financial statements, and the September 30, 2005 interim financial statements. The warrants were part of an unrestricted offering under an SB2 registration. The existing SB2 registration expired while the Company was waiting for completion of the year-end financials. The SB2 has been updated and the 1st quarter’s financials has been filed and a treasury order has been issued.

The Company received $45,500 in cash and an additional $71,428 was placed with the transfer agent until the shares are issued relating to these 682,143 warrants. The Company recorded a $116,928 liability for the obligation to issue the shares and cash held in trust of $71,428 for the amount held by the transfer agent.

NOTE 6 – CAPITAL STOCK

In July 2004, Geocom conducted a private placement and sold 357,143 units for gross proceeds of $250,000. Each unit consists of one share of common stock and one non-transferable warrant. The warrants have an exercise price of $0.85 and expire in two years from the purchase date.

In October 2004, the Company completed two private placements for a total of 3,100,000 units and gross proceeds of $1,240,000. Each unit consists of one share of common stock and one non-transferable warrant. The warrants have an exercise price of $0.50 and expire two years from the purchase dates. The Company issued a total of 126,000 shares of common stock as a finders’ fees.

NOTE 7 –RELATED PARTIES

For the six months ended December 31, 2005, the Company paid $105,000 in legal, marketing, geological and financial consulting services to four directors.

NOTE 8 – COMMITMENT

In November 2005, Geocom signed an office lease through the period ending October 31, 2006. The base rent will be $613 per month.

Geocom is required to issue 150,000 shares of common stock to Compania Minera Solitario Argentina S.A to satisfy the amended option agreement with TNR Gold Corp. on the La Carolina property (Note 4).

Geocom has a firm commitment to spend $150,001 in exploration on the Escorpian property (Note 4) on or by December 31, 2005. Geocom has spent $236,678 as of December 31, 2005.

NOTE 9 – SUBSEQUENT EVENT

On January 17, 2006 Geocom Resources Inc. announced that it has changed its independent auditor. Geocom's new auditor is Staley, Okada & Partners, of Vancouver, British Columbia. Staley, Okada & Partners has been engaged to review Geocom's interim financial statements and to audit Geocom's financial statements for the year to end June 30, 2006.

On January 23, 2006 Geocom Resources Inc. announced that it has commenced the field program in Region X of southern Chile. Having confirmed the existence of anomalous gold, copper, and other elements in the 2005 program, Geocom geologists have targeted specific areas for follow-up sampling to identify the source of the anomalous metals. If confirmed, the appropriate areas will then be staked.

On January 31, 2006, the Company re-priced all of the Company's existing total of 1,350,000 stock options, held by Geocom officers, directors, employees and consultants to a price of $0.25 per share. All other terms of the stock options remain the same according to their original respective grants.

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

General

On April 28, 2003 we entered into a letter of intent with TNR to acquire an option to purchase a 75% working interest in the La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR to acquire the 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn our 75% interest, we must spend US$2,000,000 over four years on exploration and development and we were required to expend $100,000 in exploration on the property on or before April 30, 2004, another $100,000 for a cumulative total of $200,000 by April 30, 2005 to maintain our right to earn an interest at La Carolina. We had spent $196,060 on the property as of March 31, 2004, a total of $606,234 as of March 31, 2005, $620,606 as of September 30, 2005 and a total of 620,606 as of December 31, 2005 . We must issue or arrange for transfer of 50,000 of our common shares to TNR upon formalization of the agreement, and annually thereafter until our obligations have been met. As a result, our directors and officers have transferred a total of 50,000 of their shares to TNR to date. Upon vesting of our interest in the project, we will enter into a formal venture agreement with TNR to manage the development of the project.

On November 29, 2005 TNR and Geocom mutually agreed to renegotiate the terms of the La Carolina option agreement.  TNR and Geocom have agreed Geocom has fully vested its interest in the project; Geocom reduces its vested interest from the originally contemplated 75% to 50%, effective immediately; Geocom agrees to issue 150,000 shares to Solitario, and TNR agrees that such issuance is compensation to TNR and Solitario for its agreement.

Geocom and TNR entered into an option agreement dated November 29, 2005 with Latin American Minerals Inc. in respect of its La Carolina project. The option agreement requires Latin American Minerals to pay a total of $125,000 and issue a total of 125,000 shares to our company and TNR Gold Corp., to be divided equally between them, over a period of four years. Pursuant to the option agreement, Latin American Minerals has the right to earn an undivided 75% interest in the property by making the cash and share payments and by making a total of $1,000,000 in exploration expenditures on the property over a period of five years. Latin American Minerals is entitled to earn a 37.5% interest in the property upon making $500,000 in exploration expenditures and by paying a total of $62,500 in cash and issuing 62,500 shares to our company and TNR Gold Corp. Upon Latin American Minerals earning a 75% interest in the Property, the parties intend to establish a formal joint venture to manage the development and operations of the Property.

On May 16, 2003, we entered into an agreement in principle with TNR and BHP Minerals International Exploration Inc. ("BHP") to earn a majority interest in BHP's Iliamna Project in Alaska. On May 20, 2003, we announced that we had entered into a formal agreement with TNR to earn a 75% interest in TNR's option to earn a 70% interest in BHP's Iliamna Project in Alaska. Upon accomplishing our earn-in obligations, we will hold a 52.5% net interest in the project. To earn our interest, we were required to expend US$500,000 prior to September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. We had spent $399,018 as of March 31, 2004 and a total of $460,860 as of June 30, 2004, a total of $855,594 as of June 30, 2005 a total of $881,074 as of September 30, 2005 and a total of $894,535 as of December 31, 2005. The interest earned is subject to a back-in right held by BHP to reacquire a 70% interest in the project with obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production. On December 9, 2004 the company amended the Agreement as follows:

•	Geocom and TNR can now earn interests in the D claim and H&S claims separately, each claim block having independent work obligations; and we have now earned our interest in the H&S claims.
•	Geocom and TNR have agreed to consider a geophysical survey over the D claims on or before June 30, 2005;
•

Geocom and TNR will inform BHP Billiton whether they will commit to drill 2 drill holes of not less than 250 meters each on the D claims. If Geocom elects not to commit, the option to earn an interest in the D claims will terminate, however, such decision will not affect Geocom's rights on the H & S claims;

Geocom will drill no less than two 250-meter holes on the H claims on or before December 31, 2005. Subsequent agreement to extend the deadline to June 30, 2006 was made with BHP and TNR due to early winter weather, which delayed drill deployment to the project.

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

On January 24, 2005 we announced that our wholly-owned subsidiary, Minera Geocom Resources-Chile Limitada (MGRC), has signed a formal joint venture agreement to earn a 55% interest on the Escorpion gold property from Minera Canela S.A. The property is situated in the fourth region Province of Choapa in Chile. To earn our interest, we must spend US$1,700,000 over four years on exploration and development and we must expend $150,000 in exploration on the property on or by December 31, 2005. We had spent $80,340 as of June 30, 2005, a total of $233,143 as of September 30, 2005, and a total of $236,678 as of December 31, 2005.

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

Current Projects

La Carolina Project, San Luis, Argentina

On April 28, 2003 we entered into a letter of intent with TNR to acquire an option to purchase a 75% working interest in the La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR to acquire the 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn our 75% interest, we must spend US$2,000,000 over four years on exploration and development and we were required to expend $100,000 in exploration on the property on or before April 30, 2004 to maintain our right to earn an interest at La Carolina. We had spent $196,060 on the property as of March 31, 2004, a total of $287,162 as of June 30, 2004 a total of $600,335 as of December 31, 2004, $606, 994 as of June 30, 2005, and a total of $620,606 as of September 30, 2005 and a total of $620,606 as of December 31, 2005. We must issue or arrange for transfer of 50,000 of our common shares to TNR upon formalization of the agreement, and annually thereafter until our obligations have been met. As a result, our directors have transferred a total of 50,000 of their shares to TNR to date. Upon vesting of our interest in the project, we will enter into a formal venture agreement with TNR to manage the development of the project. On November 29, 2005 TNR and Geocom have mutually agreed to renegotiate the terms of the La Carolina option agreement.  TNR and Geocom have agreed Geocom has fully vested its interest in the project; Geocom reduces its vested interest from the originally contemplated 75% to 50%, effective immediately; Geocom agrees to issue 150,000 shares to Solitario, and TNR agrees that such issuance is compensation to TNR and Solitario for its agreement.

Property and Claims

The La Carolina property consists of 11 claims, which total approximately 1,318 hectares.

Location Area	Name	File Number	Owner	Size	Date Granted
				hectares
Carolina	Atenea	672-D-88	CMSA	200	7/6/1999
Carolina	Afrodita	276-V-87	CMSA	100	7/6/1999
Carolina	Adonis	673-D-88	CMSA	200	7/6/1999
Carolina	Arbol de Anibal	441-C-85	CMSA	100	7/6/1999
Carolina	Arbolito	677-D-88	CMSA	200	7/6/1999
Carolina	Penélope	538-C-88	CMSA	100	7/6/1999
Carolina	Baco	674-D-88	CMSA	100	7/6/1999
Carolina	Carolina II	719-N-98	CMSA	100	7/6/1999

Location Area	Name	File Number	Owner	Size	Date Granted
				hectares
Carolina	Carolina III	720-N-98	CMSA	100	7/6/1999
Carolina	Carolina IV	721-N-98	CMSA	100	7/6/1999
Carolina	La Estancia	775-C-2003	CMSA	18	3/12/2003
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

Agreement and Terms

We have option agreements with TNR in respect of the property. To earn our 75% interest, we must make exploration expenditures of $2,000,000 prior to May 3, 2007, and we must expend $100,000 in exploration on the property on or before April 30, 2004 and a further $100,000 for a cumulative $200,000 on or before April 30, 2005 to maintain our right to earn an interest. We spent $196,060 as of March 31, 2004, $606, 234 as of March 31, 2005, and a total of $620,606 as of September 30, 2005 and a total of $620,606 as of December 31, 2005. On November 29, 2005 TNR and Geocom mutually agreed to renegotiate the terms of the La Carolina option agreement.  TNR and Geocom have agreed Geocom has fully vested its interest in the project; Geocom reduces its vested interest from the originally contemplated 75% to 50%, effective immediately; Geocom agrees to issue 150,000 shares to Solitario, and TNR agrees that such issuance is compensation to TNR and Solitario for its agreement.

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

On May 16, 2003, we entered into an agreement in principle with TNR and BHP Minerals International Exploration Inc. ("BHP") to earn a majority interest in BHP's Iliamna Project in Alaska. On May 20, 2003, we announced that we had entered into a formal agreement with TNR to earn a 75% interest in TNR's option to earn a 70% interest in BHP's Iliamna Project in Alaska. Upon accomplishing our earn-in obligations, we will hold a 52.5% net interest in the project. To earn our interest, we must expend US$500,000 prior to September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. . On December 9, 2004 the company amended the Agreement as follows:

•	Geocom and TNR can now earn interests in the D claim and H&S claims separately, each claim block having independent work obligations
•	Geocom and TNR have agreed to complete a geophysical survey over the D claims on or before June 30, 2005
•

Geocom and TNR will inform BHP Billiton whether they will commit to drill 2 drill holes of not less than 250 meters each on the D claims. If Geocom elects not to commit, the option to earn an interest in the D claims will terminate, however such decision will not affect Geocom's rights on the H & S claims

We had spent $399,018 as of March 31, 2004, $460,860 as of June 30, 2004 $568,952 as of September 30, 2004, $855,594.81 as of June 30, and a total of $881,074.28 as of September 30, 2005 and a total of $894,535 as of December 31, 2005. The interest earned is subject to a back-in right held by BHP to reacquire a 70% interest in the project with obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production. BHP has elected not to back in on the H claims.

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

Agreement and Terms

We have an option agreement with TNR and BHP Billiton Inc. with respect to the property. We must expend $500,000 in exploration on the property by September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. We had spent $399,018 as of March 31, 2004, $460,860 as of June 30, 2004, $568,952 as of September 30, 2004, $855,594 as of June 30, 2005 a total of $881,074 as of September 30, 2005 and a total of $894,535 as of December 31, 2005.

Geocom will drill no less than two 250-meter holes on the D claims on or before December 31, 2005. Subsequent agreement to extend the deadline to June 30, 2006 was made with BHP and TNR due to early winter weather, which delayed drill deployment to the project.

Previous Work

In 2000, Rio Algom Exploration Inc. began exploring for supergene enriched porphyry copper deposits in SW Alaska. During the year, they conducted an airborne magnetic survey, which identified three regional magnetic anomalies. An IP/resistivity survey was conducted on selected targets after which the company staked claims - the Illiamna property - to cover the geophysical anomalies. Subsequent to claim staking, Rio Algom was acquired by BHP Billiton Inc. On October 15, 2002 TNR (now TNR Gold Corp.) acquired an option to acquire 70% of the property from BHP.

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

Escorpion Project, Coquimbo Region IV, Chile

On January 24, 2005 we announced that its wholly-owned subsidiary, Minera Geocom Resources-Chile Limitada (MGRC), has signed a formal joint venture agreement to earn a 55% on the Escorpion gold property from Minera Canela S.A. The property is situated in the fourth region Province of Choapa in Chile. To earn our interest, we must spend US$1,700,000 over four years on exploration and development at and we must expend $150,000 in exploration on the property on or by December 31, 2005. The Company had spent $38,518 by March 31, 2005, $80,340 as of June 30, 2005, a total of $$233,143 as of September 30, 2005 and a total of $236,678 as of December 31, 2005.

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

Agreement and Terms

W have an option agreement with Minera Canella S.A. in respect of the property, To earn our 55% we must spend US$1,700,000 over four years on exploration and development at and we must expend $150,000 in exploration on the property on or by December 31, 2005. The Company had spent $38,518 by March 31, 2005, $80,340 as of June 30, 2005, a total of $233,143 as of September 30, 2005 and a total of $236,678 as of December 31,2005.

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

Explorations

On July 28, 2005 we announced the drill and assay results from our core-drilling program at the Escorpion Project , Chile.

Four holes were completed at the Chululera zone where drill holes ES-01 and ES-02 intersected 7.8m and 10.8m respectively of the mineralized crystal tuff at anticipated shallow depth, confirming the sub-horizontal nature of the host unit. Hole ES-01 encountered 7.8m (25.6 feet) that assayed 0.94g/t gold, with a high value of 1.98g/t over 1.5m. Hole ES-02, located southwest of ES-01, and intersected 10.8m (35.4 feet) of the mineralized unit averaging 2.03g /t gold. This interval included a high value of 7.34g/t over 1.7m, within a 5.6m section of 3.5g/t gold. . In addition, three holes were completed on the Amax zone, and two holes were drilled approximately halfway between the two zones as a test of potential continuity The Amax zone was tested by three holes located along a drill road above the surface exposure of the mineralized zone. Hole ES-07 encountered mostly volcanic rocks, which apparently displaced the mineralized metasedimentary rocks. Hole ES-08 intersected 17 meters (56 feet) of strongly bleached and silicified metasedimentary rocks, averaging 0.17 grams per tonne Au, within which an 8.9m core interval averaged 0.29 grams per tonne Au. Hole ES-09 also encountered low gold values, consisting of 4 meters averaging 0.42 grams per tonne gold (13 feet @0.013 opt Au). The disparity in thickness of mineralized intervals is likely due to fault displacement. Although The Amax zone is complicated by fault displacements, its close proximity to surface may provide additional low-grade tonnage to supplement any ore that may be delineated in the Chululera area.

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

On January 23, 2006 Geocom Resources Inc. announced that it has commenced the field program in Region X of southern Chile. Having confirmed the existence of anomalous gold, copper, and other elements in the 2005 program, Geocom geologists have targeted specific areas for follow-up sampling to identify the source of the anomalous metals. If confirmed, the appropriate areas will then be staked.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to December 31, 2005 is $3,666,850. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Plan of Operations - Next 12 Months

We intend to continue our exploration activities in Alaska, Argentina and Chile. Our personnel are continuously evaluating new opportunities that become available via network contracts, on ground exploration, or via submittal from independent sources. We anticipate we will require $1,005,000 for the 12 months ending December 31, 2006 to fund our obligations in respect of our various properties and for our ongoing operational expenses.

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

At September 30, 2005, there was a working capital of $50,273 compared to a working capital of $(42,836) at December 31, 2005.

At December 31, 2005, our total assets were, $149,628 which consisted primarily of cash and cash held in trust assets of $100,954.

At December 31, 2005, our total current liabilities increased to $186,523 from $158,213 at September 30, 2005.

We posted losses of $104,383 for the three months ending December 31, 2005 and $3,666,850 since inception to December 31, 2005. The principal components of the losses for the three months ended December 31, 2005 were administrative expenses of $47,611 and exploration expenses of $56,772. By comparison, as of the three months ended December 31, 2004 we had incurred exploration expenditures of $529,389. The reduction in exploration expenses in the past quarter was a result of reduced exploration activities on the properties.

Operating expenses for the three months ending December 31, 2005 were $104,383, compared to the three months ending December 31, 2004, which were $640,606. The reduction in operating expenses in the past quarter was a result of reduced activities in the company.

At December 31, 2005, we had cash on hand of 29,526.

Going Concern

We have historically incurred losses, and through December 31, 2005 have incurred losses of $3,666,850 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings and/or bank financing.

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

GEOCOM RESOURCES INC.
Date February 14, 2006	/s/ JohnHiner
John Hiner, President and CEO (Principal Executive Officer)

Date February 14, 2006	/s/ Paul Chung
Paul Chung, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date February 14, 2006	/s/ Andrew Stewart
Andrew Stewart Director

Date February 14, 2006	/s/ Talal Yassin
Talal Yassin Director

Date February 14, 2006	/s/ Clyde Harrison
Clyde Harrison Director