Form 10QSB
period 2006-03-31
GEOCOM RESOURCES INC
filed 2006-05-15
CIK 1141787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,819,818 common shares issued and outstanding as of March 31, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GEOCOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

(unaudited)

ASSETS	March 31 2006	June 30 2005
Current
Cash	$247,936	$289,412
Other current assets	91,071	15,078
	339,007	304,490

Property and Equipment, net	5,243	7,454
	$344,250	$311,944

LIABILITIES
Current
Accounts payable and accrued liabilities	$37,621	$113,928
Accounts payable - related parties	60,000	-
Due to joint venture partner (Note 4)	190,000	-
	287,621	113,928
Commitments (Note 8)

SHAREHOLDERS’ EQUITY
Capital Stock (Note 6)
Common stock
Authorized: 100,000,000 with $0.00001 par value
Issued and outstanding: 21,969,818 (20,942,675)	216	209
Additional paid-in capital	4,171,184	3,531,749
Deficit Accumulated During the Exploration Stage	(4,122,485)	(3,335,020)
Accumulated Other Comprehensive Income	7,714	1,078
	56,629	198,016
	$344,250	$311,944

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months and Nine Months Ending March 31, 2006 and

Period from June 19, 2000 (Inception) through March 31, 2006

(unaudited)

	For the Three Months Ended March 31		For the Nine Months Ended March 31		Inception through March 31
	2006	2005	2006	2005	2006
Operating Expenses
Exploration expenditures	$65,889	$207,637	$184,392	$944,138	$2,401,811
Oil and gas activities	-	-	-	-	42,060
Other general and administrative	389,746	160,056	603,073	412,646	1,548,374
Loss from Operations	(455,635)	(367,693)	(787,465)	(1,356,784)	(3,992,245)
Interest Expense	-	-	-	-	(130,240)
Loss for the Period	$(455,635)	$(367,693)	$(787,465)	$(1,356,784)	$(4,122,485)

Loss Per Share
Basic and Diluted	$(0.02)	$(0.02)	$(0.04)	$(0.07)

Weighted-Average Shares Outstanding:
Basic and Diluted	21,397,302	20,899,251	21,092,005	19,570,601

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months and Nine Months Ending March 31, 2006 and 2005 and

Period from June 19, 2000 (Inception) through March 31, 2006

(unaudited)

	For the Three Months Ended March 31		For the Nine Months Ended March 31		Inception through March 31,
	2006	2005	2006	2005	2006
Cash Flows from Operating Activities
Loss for the period	$(455,635)	$(367,693)	$(787,465)	$(1,356,784)	$(4,122,485)
Adjustments to reconcile loss to cash used in operating activities:
Amortization of discount on notes payable	-	-	-	-	55,556
Depreciation	698	461	2,573	692	5,936
Common shares issued for services	-	-	-	-	275,000
Common shares issued for interest expense	-	-	-	-	13,425
Common shares issued for mineral properties	31,500	-	31,500	-	31,500
Stock options issued for services	350,890	91,372	442,263	182,745	687,684
Change in non-cash working capital:
Other current assets	(48,338)	-	(75,993)	-	(91,071)
Accounts payable and accrued liabilities	28,026	(2,411)	(16,307)	(3,187)	97,621
Due to joint venture partner	190,000	-	190,000	-	190,000
Share subscriptions received	(45,500)	-	-	-	-
	51,641	278,271	(213,429)	(1,176,534)	(2,856,834)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(3,970)	(362)	(3,970)	(11,179)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	-	-	500,000
Proceeds from notes payable – related parties	-	-	-	-	253,786
Repayment of notes payable – related parties	-	-	-	-	(253,786)
Proceeds from advances – related parties	-	-	-	-	118,982
Repayment from advances – related parties	-	-	-	(48,782)	(118,982)
Issuance of common stock	165,679	-	165,679	1,490,056)	2,608,235
	165,679	-	165,679	1,441,274	3,108,235

Effects of exchange rates on cash	1,090	-	6,636	-	7,714

Net Change in Cash	218,410	(282,241)	(41,476)	260,770	247,936
Cash – Beginning of period	29,526	701,884	289,412	158,873	-
Cash – End of period	$247,936	$419,643	$247,936	$419,643	$247,936

Supplemental Cash Flow Information
Interest paid	$-	$-	$-	$-	$61,259
Income taxes paid	$-	$-	$-	$-	$-

Summary of Non-Cash Investing and Financing Transactions
Shares issued on conversion of notes payable	-	-	-	-	500,000
Share subscriptions held in trust	$(71,428)	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GEOCOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Geocom Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended June 30, 2005 as reported in Form 10-KSB, have been omitted.

NOTE 2 – RECENT ACCOUNTING PRONOUNCMENTS.

In December 2004, the FASB, issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after December 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company adopted SFAS 123R prospectively commencing in the third quarter of the fiscal year ending June 30, 2006. It is expected that the adoption of SFAS 123R will cause the Company to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R.

NOTE 3 – STOCK BASED COMPENSATION

In December 2004, Geocom issued 200,000 stock options to a new board member. The share purchase options vest according to the Company’s stock option plan - in 20% increments over two years every six months with the first 20% vesting on the grant date (the “20% Vesting Provisions”). The original strike price of the stock options is $0.40 and they expire three years after the grant date. In January 2006, these options were re-priced to a strike price of $0.25 per share with all other terms of the grant remaining unchanged.

In July 2004 Geocom issued 715,000 stock options, subject to the 20% Vesting Provisions. The original strike price of the stock options is $0.64 and they expire three years after the grant date. Of these share purchase options, 400,000 were issued to employees of Geocom and the remaining 315,000 stock options were issued to independent contractors providing financial and exploration services. In January 2006, these options were re-priced to a strike price of $0.25 per share with all other terms of the grant remaining unchanged. To date, 140,000 of these options have been forfeited.

In January 2004 Geocom issued 625,000 stock options, subject to the 20% Vesting Provisions. The original strike price of the stock options is $1.44 and they expire three years after the grant date. Of these stock options, 400,000 were issued to employees of Geocom and the remaining 225,000 stock options were issued to independent contractors providing financial and exploration services. In January 2006, these options were re-priced to a strike price of $0.25 per share with all other terms of the grant remaining unchanged. To date, 50,000 of these options have been forfeited.

In January 2006 Geocom issued 165,000 stock options, subject to the 20% Vesting Provisions. The strike price of the stock options is $0.25 and they expire three years after the grant date. The Company also issued 125,000 stock options, subject to the 20 Vesting Provisions, in March of 2006. The strike price of these stock options is $0.25 and they expire three years after the grant date.

Had the fair value of employee stock-based compensation been recognized as compensation expense, prior to the adoption of SFAS 123 (Note 2), on a straight-line basis over the vesting period of the stock options, the pro forma effect on the loss for the nine-month period ending March 31 is as follows:

	2006	2005
Loss, as reported	$(787,465)	$(1,356,784)
Less: Unrecorded stock-based employee compensation determined under fair value based method	-	(302,716)
Pro forma loss	$(787,465)	$(1,659,500)
Basic and diluted loss per share
As reported	$(0.04)	$(0.07)
Pro forma	$(0.04)	$(0.08)

NOTE 4 – EXPLORATION PROPERTIES

Geocom entered into an option agreement dated November 29, 2005 with Latin American Minerals Inc. in respect of its La Carolina project, located in Argentina. TNR Gold Corp (“TNR) is also a party to the agreement as is its wholly owned subsidiary, Compania Minera Solitario Argentina S.A. (“Solitario”) which currently holds title to the property. The option agreement requires Latin American Minerals (“Latin American”) to pay a total of $125,000 and issue a total of 125,000 shares to Geocom and TNR, as to equal parts, over a period of four years. Pursuant to the option agreement, Latin American has the right to earn an undivided 75% interest in the property by making the cash and share payments and by incurring a total of $1,000,000 in exploration expenditures on the property over a period of five years. Latin American is entitled to earn a 37.5% interest in the property upon incurring $500,000 in exploration expenditures and by paying a total of $62,500 in cash and issuing 62,500 shares.

Geocom acquired its option to earn a 75% working interest in the La Carlolina property from TNR in 2003. To vest its interest in the property, the Company was required to make a total of $2,000,000 in exploration expenditures as well as issue shares to TNR. Geocom spent a total of $616,676 on the property. To facilitate the option agreement with Latin American, TNR and Geocom mutually agreed to renegotiate the terms of the La Carolina option agreement such that: Geocom has fully vested its interest in the project; Geocom reduces its vested interest from the originally contemplated 75% to 50%, effective November 29, 2005; Geocom agrees to issue 150,000 shares to Solitario (issued – Note 5), and TNR agrees that such issuance is compensation to TNR and Solitario for its agreement. In addition, the Company and TNR agree to manage the project via management committee and acceptable budgets, subject to the option agreement held by Latin American.

On January 24, 2005 Geocom’s wholly-owned subsidiary, Minera Geocom Resources-Chile Limitada (MGRC), signed a formal joint venture agreement to earn a 55% interest on the Escorpion gold property from Minera Canela S.A. The property is situated in the fourth region Province of Choapa in Chile. To earn its 55% interest, Geocom must spend $1,700,001 over four years on exploration and development and with a firm commitment to spend $150,001 in exploration on the property on or by December 31, 2005. Geocom incurred $236,678 by December 31, 2005 and must spend $1,700,000 by January 24,2009.

During the current quarter, the Company signed a joint venture agreement with Kinross Gold Corporation (“Kinross”) whereby Geocom and Kinross will jointly explore certain areas in Chile. Each company will fund $190,000 towards the project, with any properties acquired being shared on an equal basis. Kinross will have the option, subject to certain conditions, to earn an additional 20% interest in each project. As at March 31, 2006, there had been no joint venture activity, although the Company had received Kinross’ share of the initial exploration budget, which has been presented in these financial statements as a current liability.

NOTE 5 – STOCK WARRANTS

On August 24, 2005 the Company adopted a resolution such that all outstanding share purchase warrants be re-priced to be exercisable at such price as is determined by their time of exercise, if any, according to the following timeline:

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

During the quarter ended September 30, 2005, 682,143 warrants were exercised; the shares relating to these warrants were issued in the current quarter.

NOTE 6 – CAPITAL STOCK

During the current quarter, the Company issued 682,143 shares upon the exercise of warrants for cash proceeds of $116,929. In addition, during the current quarter, the Company received cash proceeds of $48,750 upon the exercise of 195,000 stock options and issued 150,000 shares at a deemed price of $0.21 under the terms of its La Carolina property agreement (Note 4).

In October 2004, the Company completed two private placements for a total of 3,100,000 units and gross proceeds of $1,240,000. Each unit consists of one share of common stock and one non-transferable warrant. The warrants have an exercise price of $0.50 and expire five years from the purchase dates. The Company issued a total of 126,000 shares of common stock as a finders’ fees.

In July 2004, the Company completed a private placement consisting of 357,143 units for gross proceeds of $250,000. Each unit consists of one share of common stock and one non-transferable warrant. The warrants have an exercise price of $0.85 and expire in two years from the purchase date. These warrants were subsequently repriced to $0.20 (Note 5).

NOTE 7 –RELATED PARTIES

For the nine months ended March 31, 2006, the Company paid or accrued $135,000 (2005 - $105,000) in legal, marketing, geological and financial consulting services to four directors. .

NOTE 8 – COMMITMENT

In November 2005, Geocom signed an office lease through the period ending October 31, 2006. The base rent will be $613 per month.

NOTE 9 – SUBSEQUENT EVENT

None.

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

General

On April 28, 2003 we entered into a letter of intent with TNR to acquire an option to purchase a 75% working interest in the La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR to acquire the 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn our 75% interest, we must spend US$2,000,000 over four years on exploration and development and we were required to expend $100,000 in exploration on the property on or before April 30, 2004, another $100,000 for a cumulative total of $200,000 by April 30, 2005 to maintain our right to earn an interest at La Carolina. We had spent $196,060 on the property as of March 31, 2004, a total of $606,234 as of March 31, 2005, $620,606 as of September 30, 2005. We must issue or arrange for transfer of 50,000 of our common shares to TNR upon formalization of the agreement, and annually thereafter until our obligations have been met. As a result, our directors and officers have transferred a total of 50,000 of their shares to TNR to date. Upon vesting of our interest in the project, we will enter into a formal venture agreement with TNR to manage the development of the project.

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

On May 16, 2003, we entered into an agreement in principle with TNR and BHP Minerals International Exploration Inc. ("BHP") to earn a majority interest in BHP's Iliamna Project in Alaska. On May 20, 2003, we announced that we had entered into a formal agreement with TNR to earn a 75% interest in TNR's option to earn a 70% interest in BHP's Iliamna Project in Alaska. Upon accomplishing our earn-in obligations, we will hold a 52.5% net interest in the project. To earn our interest, we were required to expend US$500,000 prior to September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. We had spent $399,018 as of March 31, 2004 and a total of $460,860 as of June 30, 2004, a total of $855,594 as of June 30, 2005 a total of $881,074 as of September 30, 2005 a total of $894,535 as of December 31, 2005 and a total of $896,017 as of March 31, 2006. The interest earned is subject to a back-in right held by BHP to reacquire a 70% interest in the project with obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production. On December 9, 2004 the company amended the Agreement as follows:

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

On October 31, 2003 we announced the acquisition of two gold and base metal projects in Chile. Our Chilean subsidiary personnel staked both properties on our behalf. The claims were staked prior to the incorporation of Minera Geocom Resources-Chile Limitada, our Chilean subsidiary, due to competitive activity in the area, and then were transferred to Minera Geocom Resources-Chile Limitada upon completion of the claim filing process.

On January 24, 2005 we announced that our wholly-owned subsidiary, Minera Geocom Resources-Chile Limitada (MGRC), has signed a formal joint venture agreement to earn a 55% interest on the Escorpion gold property from Minera Canela S.A. The property is situated in the fourth region Province of Choapa in Chile. To earn our interest, we must spend US$1,700,000 over four years on exploration and development and we must expend $150,000 in exploration on the property on or by December 31, 2005. We had spent $80,340 as of June 30, 2005, a total of $233,143 as of September 30, 2005, a total of $236,678 as of December 31, 2005 and a total of $240,284 as of March 31, 2006.

On April 4, 2005 we announced an exploration agreement between our wholly-owned subsidiary, MGRC, and Mr. Robert Mitchell in which MGRC acquired the rights to use an extensive, regional database containing numerous copper, gold, and platinum/palladium occurrences in regions 10 and 11, the Patagonia area of southern Chile.

On January 23, 2006 Geocom Resources Inc. announced that it has commenced the field program in Region 10 of southern Chile. Having confirmed the existence of anomalous gold, copper, and other elements in the 2005 program, Geocom geologists have targeted specific areas for follow-up sampling to identify the source of the anomalous metals. If confirmed, the appropriate areas will then be staked

On March 21, 2006 we announced an exploration venture with Kinross Gold Corporation in which Kinross and Geocom will jointly explore and acquire gold and other mineral targets developed by the exploration program in Region 10 of southern Chile.

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

Current Projects

La Carolina Project, San Luis, Argentina

On April 28, 2003 we entered into a letter of intent with TNR to acquire an option to purchase a 75% working interest in the La Carolina mineral project, located in the Sierra San Luis Mountains of Central Argentina. On May 2, 2003 we entered into a formal agreement with TNR to acquire the 75% interest in the La Carolina Project. The La Carolina Project comprises 1,318 hectares in the San Juan Province of Argentina, located 90 kilometers northeast of the provincial capital of San Luis. To earn our 75% interest, we must spend US$2,000,000 over four years on exploration and development and we were required to expend $100,000 in exploration on the property on or before April 30, 2004 to maintain our right to earn an interest at La Carolina. We had spent $196,060 on the property as of March 31, 2004, a total of $287,162 as of June 30, 2004 a total of $600,335 as of December 31, 2004, $606, 994 as of June 30, 2005, and a total of $620,606 as of September 30, 2005 and a total of $620,606 as of December 31, 2005. We must issue or arrange for transfer of 50,000 of our common shares to TNR upon formalization of the agreement, and annually thereafter until our obligations have been met. As a result, our directors have transferred a total of 50,000 of their shares to TNR to date. Upon vesting of our interest in the project, we will enter into a formal venture agreement with TNR to manage the development of the project. On November 29, 2005 TNR and Geocom have mutually agreed to renegotiate the terms of the La Carolina option agreement.  TNR and Geocom have agreed Geocom has fully vested its interest in the project; Geocom reduces its vested interest from the originally contemplated 75% to 50%, effective immediately; Geocom agrees to issue 150,000 shares to Solitario, and TNR agrees that such issuance is compensation to TNR and Solitario for its agreement. On November 29, 2005 Geocom and TNR entered into an option agreement with Latin American Minerals Inc. in respect of the La Carolina project.

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

On November 29, 2005 the company announced that it has entered an option agreement with Latin American Minerals Inc. in which Latin American Minerals Inc. has the right to earn an undivided 75% interest in the Property by making the cash and share payments and by making a total of $1,000,000 in exploration expenditures on the

Property over a period of five years and pay a total of $125,000 and issue a total of 125,000 shares to Geocom and TNR, to be divided equally between them, over a period of four years.

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
•

Geocom and TNR will inform BHP Billiton whether they will commit to drill 2 drill holes of not less than 250 meters each on the D claims. If Geocom elects not to commit, the option to earn an interest in the D claims will terminate, however such decision will not affect Geocom's rights on the H & S claims

We had spent $399,018 as of March 31, 2004, $460,860 as of June 30, 2004 $568,952 as of September 30, 2004, $855,594.81 as of June 30, and a total of $881,074.28 as of September 30, 2005, $894,535 as of December 31, 2005 and a total of $896,017 as of March 31, 2006. The interest earned is subject to a back-in right held by BHP to reacquire a 70% interest in the project with obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production. BHP has elected not to back in on the H claims.

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

Agreement and Terms

We have an option agreement with TNR and BHP Billiton Inc. with respect to the property. We must expend $500,000 in exploration on the property by September 26, 2004, including an expenditure of $350,000 by May 7, 2004 in respect of the Iliamna property to maintain our right to earn an interest. We had spent $399,018 as of March 31, 2004, $460,860 as of June 30, 2004, $568,952 as of September 30, 2004, $855,594 as of June 30, 2005 a total of $881,074 as of September 30, 2005, $894,535 as of December 31, 2005 and a total of $896,017 as of March 31, 2006.

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

Escorpion Project, Coquimbo Region IV, Chile

On January 24, 2005 we announced that its wholly-owned subsidiary, Minera Geocom Resources-Chile Limitada (MGRC), has signed a formal joint venture agreement to earn a 55% on the Escorpion gold property from Minera Canela S.A. The property is situated in the fourth region Province of Choapa in Chile. To earn our interest, we must spend US$1,700,000 over four years on exploration and development at and we must expend $150,000 in exploration on the property on or by December 31, 2005. The Company had spent $38,518 by March 31, 2005, $80,340 as of June 30, 2005, a total of $$233,143 as of September 30, 2005, $236,678 as of December 31, 2005, and a total of $240,284 as of March 31, 2006.

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

Agreement and Terms

W have an option agreement with Minera Canella S.A. in respect of the property, To earn our 55% we must spend US$1,700,000 over four years on exploration and development at and we must expend $150,000 in exploration on the property on or by December 31, 2005. The Company had spent $38,518 by March 31, 2005, $80,340 as of June 30, 2005, a total of $233,143 as of September 30, 2005 a total of $236,678 as of December 31,2005 and a total of $240,284 as of March 31, 2006.

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

On January 23, 2006 Geocom Resources Inc. announced that it has commenced the field program in Region 10 of southern Chile. Having confirmed the existence of anomalous gold, copper, and other elements in the 2005 program, Geocom geologists have targeted specific areas for follow-up sampling to identify the source of the anomalous metals. If confirmed, the appropriate areas will then be staked.

On March 21, 2006 we announced an exploration venture with Kinross Gold Corporation in which Kinross and Geocom will jointly explore and acquire gold and other mineral targets developed by the exploration program in Region 10 of southern Chile.

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

At March 31, 2006, there was a working capital of $51,386compared to a working capital of $50,273 at September 30, 2005.

At March 31, 2006, our total assets were, $344, 250 which consisted primarily of $247,936 in cash.

At March 31, 2005, our total current liabilities increased to $287,621 from $186,523 at December 31, 2005

We posted losses of $455,635 for the three months ending March 31, 2006 and $4,122,485 since inception to March 31, 2006. The principal components of the losses for the three months ended March 31, 2006 were general and administrative expenses of $389,746 and exploration expenses of $65,889. By comparison, as of the three months ended March 31, 2005 we had incurred exploration expenditures of $207,637. The reduction in exploration expenses in the past quarter was a result of reduced exploration activities on the properties.

Operating expenses for the three months ending March 31, 2006 were $455,635, compared to the three months ending March 31, 2005, which were $367,693. The increase in operating expenses in the past quarter was a result of increased activities in the company’s Chile operations.

At March 31, 2006, we had cash on hand of $247,936.

Going Concern

We have historically incurred losses, and through March 31, 2006 have incurred losses of $4,122,485 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings and/or bank financing.

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

GEOCOM RESOURCES INC.
Date May 15, 2006	/s/ John Hiner
John Hiner, President and CEO (Principal Executive Officer)

Date May 15, 2006	/s/ Paul Chung
Paul Chung, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date May 15, 2006	/s/ Andrew Stewart
Andrew Stewart Director

Date May 15, 2006	/s/ Talal Yassin
Talal Yassin Director

Date May 15, 2006	/s/ Clyde Harrison
Clyde Harrison Director