Form 10KSB
period 2006-06-30
GEOCOM RESOURCES INC
filed 2006-10-06
CIK 1141787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2006

[ ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] TO [ ]

Commission file number  000-49621

GEOCOM RESOURCES, INC.
(Name of small business issuer in its charter)
Nevada	98-0349734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
114 West Magnolia Street, Suite 413 Bellingham, WA	98225
(Address of principal executive offices)	(ZIP Code)

Issuer's telephone number  360-392-2898

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, par value $0.001
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]     No ☒

State issuer's revenues for its most recent fiscal year.  $nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

16,710,494 shares of common stock @ $0.26 (1)=$4,344,728

(1) Average of the bid and asked prices on September 22, 2006.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

24,740,494 shares of common stock issued and outstanding as of September 22, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes [	];	No ☒

3

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;
•	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;
•	mining and development risks, including risks related to accidents, equipment breakdowns, labour disputes or other unanticipated difficulties with or interruptions in production;
•	the potential for delays in exploration or development activities or the completion of feasibility studies;
•	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;
•	risks related to commodity price fluctuations;
•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;
•	risks related to environmental regulation and liability;
•	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
•	risks related to tax assessments;
•	political and regulatory risks associated with mining development and exploration; and
•	other risks and uncertainties related to our prospects, properties and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to common shares in our capital stock.

As used in this annual report, the terms “we”, “us” and “our” mean Geocom Resources, Inc. and its wholly-owned subsidiary Minera Geocom Resources-Chile Limitada, unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on June 19, 2000 with authorized capital of 100,000,000 shares of common stock with a par value of $0.00001. We have one subsidiary, Minera Geocom Resources-Chile Limitada, a Chilean corporation incorporated on October 16, 2003, which we formed for the purpose of acquiring and exploring natural resource properties in Chile.

General

We are in the mineral resource business. This business generally consists of three stages: exploration, development and production. Mineral resource companies that are in the exploration stage have not yet found mineral resources in commercially exploitable quantities, and are engaged in exploring land in an effort to discover them. Mineral resource companies that have located a mineral resource in commercially exploitable quantities and are preparing to extract that resource are in the development stage, while those engaged in the extraction of a known mineral resource are in the production stage. Our company is in the exploration stage.

Mineral resource exploration can consist of several stages. The earliest stage usually consists of the identification of a potential prospect through either the discovery of a mineralized showing on that property or as the result of a property being in proximity to another property on which exploitable resources have been identified, whether or not they are or have in the past been extracted.

After the identification of a property as a potential prospect, the next stage would usually be the acquisition of a right to explore the area for mineral resources. This can consist of the outright acquisition of the land or the acquisition of specific, but limited, rights to the land (e.g., a license, lease or concession). After acquisition, exploration would probably begin with a surface examination by a prospector or professional geologist with the aim of identifying areas of potential mineralization, followed by detailed geological sampling and mapping of this showing with possible geophysical and geochemical grid surveys to establish whether a known trend of mineralization continues through un-exposed portions of the property (i.e., underground), possibly trenching in these covered areas to allow sampling of the underlying rock. Exploration also commonly includes systematic regularly spaced drilling in order to determine the extent and grade of the mineralized system at depth and over a given area, as well as gaining underground access by ramping or shafting in order to obtain bulk samples that would allow one to determine the ability to recover various commodities from the rock. Exploration might culminate in a feasibility study to ascertain if the mining of the minerals would be economic. A feasibility study is a study that reaches a conclusion with respect to the economics of bringing a mineral resource to the production stage.

We have an option to acquire a 52.5% undivided interest in a property in Iliamna, Alaska covering approximately 12,683 hectares. We own a 50% beneficial interest in the La Carolinas property in Argentina covering approximately 1,318 hectares. We also own two properties in northern Chile - one comprised of approximately 2,433 hectares and the other comprised of approximately 680 hectares. In addition, we have an option to acquire a 55% interest in a property covering approximately 159 hectares located in the middle of Chile. These properties are discussed in greater detail in the sections of this Annual Report on Form 10-KSB titled “Description of Property” beginning on page 9, below.

We have also commenced reconnaisance and exploration activities in regions 10 and 11 in Chile through the use of an extensive, regional database. We intend to continue these reconnaisance and exploration efforts with the expectation of acquiring additional mineral properties. This reconnaisance program is discussed in greater detain in the section of this Annual Report on Form 10-KSB titled “Description of Property” beginning on page 9, below.

We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit any of our mineral properties, and there is no assurance that we will discover any. We intend to explore these properties with a view to exploiting any mineral deposits we discover or selling or otherwise assigning the rights to do so.

The address of our principal executive office is 114 West Magnolia Street, Suite 413, Bellingham, Washington 98225. Our telephone number is 360-392-2898.

D/SJV/909597.2

RISK FACTORS

Risks Associated With Mining

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business will fail.

Despite exploration work on our mineral properties, we have not established that any of them contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business will fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labour standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to do so. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

D/SJV/909597.2

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration, development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material, adverse impact on our company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, from the extraction and sale of precious and base metals such as gold, silver and copper. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and, therefore, the economic viability of any of our exploration projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely unintegrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and license mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of gold and other mineral products. Therefore, we will likely be able to sell any gold or mineral products that we identify and produce.

We compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

Risks associated with our business

We own options to earn interests in some of our properties and if we fail to meet the requirements of these option agreements we will lose our interests and cease operations.

We hold options to earn a net 52.5% undivided interest in the Iliamna project in Alaska and a 55% undivided interest in the Escorpion property in Chile and, if we fail to meet the requirements of these option agreements, including any payments to the grantors of these options and any exploration obligations that we have regarding these

D/SJV/909597.2

properties, we may lose our right to earn our interest in the Iliamna property or our right to earn our interest in the Excorpion property.

We have a limited operating history and have incurred losses that we expect to continue into the future.

Although we have been in the business of exploring mineral resource properties since 2000, we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the twelve months ending October 1, 2007, we expect to spend approximately $1,225,000 on the maintenance and exploration of our mineral properties and the operation of our company. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

We have no known ore reserves and we may not find any mineral resources or, if we find mineral resources, the deposits may be uneconomic or production from those deposits may not be profitable.

Despite exploration work on our mineral properties, we have not established that any of them contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business will fail. We have no known ore reserves and we may not find any mineral resources. Even if we find mineral substances, it may not be economically feasible to recover them, or to make a profit in doing so. If we cannot find economic mineral resources or if it is not economic to recover the mineral resources, we will have to cease operations.

If we do not raise enough money for exploration, we will have to delay exploration or go out of business.

We are in the very early exploration stage on each of our properties and we need additional financing before we are able to continue our exploration efforts. We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We have not made any arrangements for financing and we may be unable to raise financing. If we are not able to raise any financing we will have to delay our exploration or go out of business. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

We had cash in the amount of US $131,812 as of June 30, 2006. In August, 2006, we raised equity financing of $422,140. As at June 30, 2006, we had a working capital deficiency of approximately $(312,439). We estimate our average monthly operating expenses to be approximately $102,000 each month, including exploration, general and administrative expenses. As a result, we believe that we will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months.

We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations.

D/SJV/909597.2

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

We are in the very early exploration stage on each of our properties and we need additional financing before we are able to continue our exploration efforts. Because we are conducting exploration on undeveloped projects, we do not know how much we will have to spend to find out if there is mineralized material on our property. It could cost as little as $500,000 and as much as $10,000,000 to find out. If we are unable to find exploration partners to venture with to complete our exploration programs on our properties, we will need to raise additional funds from a public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cannot raise it, we will have to suspend or cease operations.

Risks associated with our common stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of

D/SJV/909597.2

broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Our officers and directors own a total of 8,030,000 shares of our company. They may sell some of their shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Our officers and directors own a total of 8,030,000 shares of stock. Subject to all holding periods under applicable securities laws, they will likely sell a portion or all of their stock in the future. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

Other risks

Because some of our officers and directors are located outside of the United States, you may have no effective recourse against our company or our management for misconduct and may not be able to enforce judgement and civil liabilities against our officers, directors, experts and agents.

Some of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 2.	Description of Property.

Our principal executive offices are currently located at Suite 413-114 West Magnolia Street, Bellingham, Washington, 98225. We lease these premises from Crown Plaza Executive Office Suites at a cost of $613 per month. The lease expires on October 31, 2006.

We have interests in five projects located in Argentina, Alaska, and Chile. We have also embarked on an reconnaisance and exploration venture in Chile.

There is no assurance that a commercially viable mineral deposit exists on any of our properties or that we will be able to identify any mineral resource on any of these properties that can be developed profitably. Even if we do discover commercially exploitable levels of mineral resources on any of our properties, which is unlikely, there can be no assurance that we will be able to enter into commercial production of our mineral properties.

La Carolina Project, San Luis, Argentina

We have a 50% beneficial interest in the La Carolina project located in San Luis Province, Argentina. The other 50% beneficial interest in this project is owned by TNR Gold Corp. (formerly, TNR Resources Inc.). Compania Minera Solitario Argentina S.A., a wholly-owned subsidiary of TNR Gold, holds legal title to the La Carolina project.

D/SJV/909597.2

Property and Claims

The La Carolina project consists of 11 claims, which total approximately 1,318 hectares.

Location Area	Name	File Number	Owner	Size hectares	Date Granted
Carolina	Atenea	672-D-88	CMSA	200	7/6/1999
Carolina	Afrodita	276-V-87	CMSA	100	7/6/1999
Carolina	Adonis	673-D-88	CMSA	200	7/6/1999
Carolina	Arbol de Anibal	441-C-85	CMSA	100	7/6/1999
Carolina	Arbolito	677-D-88	CMSA	200	7/6/1999
Carolina	Penélope	538-C-88	CMSA	100	7/6/1999
Carolina	Baco	674-D-88	CMSA	100	7/6/1999
Carolina	Carolina II	719-N-98	CMSA	100	7/6/1999
Carolina	Carolina III	720-N-98	CMSA	100	7/6/1999
Carolina	Carolina IV	721-N-98	CMSA	100	7/6/1999
Carolina	La Estancia	775-C-2003	CMSA	18	3/12/2003
			Total	1318

Location and Access

The property is located at an elevation of 1,600 meters in San Luis Province, in central Argentina, some 65 kilometres north-east of the city of San Luis, and 730 kilometres west-northwest of Buenos Aires, in San Luis Province, Argentina. The project is centred on latitude 32 49' south and longitude 66 01' 32" west (Gauss Kruger 6369200 N 3497600 E).

The property is easily accessible year round by paved roads leading from the provincial capital of San Luis. A paved road crosses the property. A network of gravel and dirt roads provide access throughout the project area.

Agreement and Terms

On October 26, 2005, our company, TNR Gold and Compania Minera entered into an agreement with Latin American Minerals Inc., a Canadian public company (“LAT”: TSX-V), whereby Latin American acquired an option to earn a 75% interest in the La Carolina project. The TSX Venture Exchange accepted this option agreement for filing on April 5, 2006. To earn its 75% interest in the La Carolina project, Latin American has to make exploration expenditures on the property of no less than aggregate US$1,000,000 over a period of five years, and US $50,000 no later than April 5, 2006. Latin American may maintain its option in good standing by making cash payments totalling $125,000 and issuing 125,000 common shares in its capital stock to both our company and to TNR Gold, on a 50/50 basis in accordance with the following table:

D/SJV/909597.2

Payment due date	Cash Payment	Share issuance
April 5, 2006	US$25,000	25,000 common shares
April 5, 2007	US$25,000	25,000 common shares
April 5, 2008	US$25,000	25,000 common shares
April 5, 2009	US$25,000	25,000 common shares
April 5, 2010	US$25,000	25,000 common shares

Upon making US$500,000 in total exploration expenditures and paying US$62,500 in cash and issuing 62,500 common shares in its capital stock to our company and TNR Gold (as provided above), Latin American will earn a 37.5% interest in the La Carolina project. And, upon earning its 75% interest in the La Carolina project, Latin American will be required to issue an additional 50,000 common shares (100,000 in total) in its capital stock to each of our company and TNR Gold. Until Latin American either earns its interest in the La Carolina property or its option expires, we do not anticipate that we will spend any resources exploring the La Carolina project. Instead, we expect that Latin American will expend its resources to explore the La Carolina project and to earn its interest in the property.

Upon satisfaction of the option, we, TNR Gold and the Latin American have agreed to form a joint venture in which Latin American will have a 75% participating interest and both us and TNR Gold will share a 25% participating interest. Should either of us or TNR Gold fail to participate in an approved program, then that party’s interest shall be diluted. If one of the joint venture partners is diluted to a 10% interest, then its participating interest will immediately convert to a 1% NSR. The joint venture agreement will provide us with the option to purchase the 1% NSR at anytime for USD $1,000,000.

Legal title to the La Carolina project will remain in the name of Compania Minera until the full 75% interest in the La Carolina project has been earned by Latin American. After Latin American earns the full 75% interest in the La Carolina project, we hope to establish a formal joint venture to manage its development and operation.

Property Topogaraphy

The topography at the La Carolina project consists of low but locally steep hills, with elevations ranging from 1,600 meters to 1,980 meters above sea level. Vegetation consists mainly of scrub brush. The climate features hot summers and warm winters. The region is very dry all year with average yearly precipitation at 3.66 inches. Due to the mild weather, low altitude, and the paved access road bisecting the property, surface exploration, as well as drilling or underground exploration can be conducted on a year round basis.

Property Geology

The La Carolina project is located in the westernmost side of the 80 kilometer-long northwest-trending Tertiary (Mio-Pliocene) volcanic belt in the geologic province of Sierras Pampeanas in San Luis province, Argentina. This volcanic belt is comprised potassium-rich intrusive and extrusive volcanic rocks.

The volcanic field at the La Carolina project comprises of multiple shallow intrusive centers, conforming autoclastic breccias, hydrothermal breccias and phreatomagmatic breccias. Mineralization is vein hosted as well as disseminated. Generally mineralization is hosted in the structures developed within the intrusive volcanic field.

Sulfide mineralization is widespread in hydrothermal breccias and explosion breccias or is present as a fine stockwork throughout the autoclastic flow breccia. It is dominated by pyrite, arsenopyrite, pyrrhotite, marcasite, sphalerite, galena, wurzite, tennantite-tetrahedrite and chalcopyrite.

D/SJV/909597.2

The alteration features correspond to a volcanic-hosted epithermal gold deposit of adularia-sericite type which are minerals indicative of a high-potassium mineralizing system.

We have not obtained a geologist or mining engineer's report on the property.

Regulations

Our mineral exploration program at La Carolina project is subject to the 1997 Argentine Mining Act (the "Argentine Mining Act") and Regulation. This act sets forth rules for

•	Locating claims
•	Posting claims
•	Working and exploring on mining claims
•	Reporting on work performed

We must comply with the Argentine Mining Act in order to maintain our claims. The purpose of the Argentine Mining Act is to assist persons and companies desiring to explore for valuable minerals in Argentina to understand the process whereby exploration activities are permitted and regulated. The Argentine Mining Act establishes province-wide standards for mineral exploration and development activities. The Argentine Mining Act also serves to manage and administer exploration, development, and reclamation activities to ensure maximum extraction with a minimum of environmental disturbance.

Prior Work

There are numerous old workings and prospect pits on the property. The area was the site of substantial alluvial gold mining in the creeks and ravines in the area. Gold found in the placer deposits was coarse, an indication of a proximal hard rock source. However, a source for the placer deposits has yet to be delineated.

The government of Argentina conducted minimal exploration activities in the period 1978-1984. In 1986 the government of Argentina designated a twenty square kilometre area in the Carolina - Canada Honda mining district as a mineral reserve. In 1999, the government of Argentina released the property to the public. Compania Minera Solitario Argentina, a wholly owned subsidiary of TNR Gold, acquired the La Carolina property by staking claims on the property.

Explorations

We began our exploration of La Carolina project in the fall of 2003. Utilizing a property-wide database assembled from information on stream sediment and rock chip sampling, previous drilling by the Argentine government, and mapping conducted by various parties, we chose several promising areas to conduct exploration work to confirm known target areas and to identify new exploration targets. This database confirmed at least three distinct types of mineralization in separate geologic settings at the property. Our personnel visited the property and conducted mapping, sampling, and geochemical studies.

Our fieldwork in 2003 led to the creation of our drilling program for 2004. We planned to drill test multiple zones located in each of the Estancia, Cerro Mogote, Cerro Pajaros, and El Camino zones, and we also planned ongoing fieldwork at the Quemado zone and an evaluation of the northern-half of the La Carolina project. By September 1, 2004, we had completed a fifteen (15) hole core drilling program at the Estancia, Cerro Mogote, Cerro Pajaros, and El Camino showings. Anomalous gold was encountered in thirteen of fifteen drill holes, and appeared to confirm the shear-zone hosted nature of the mineralization. We have not undertaken any additional exploration work at La Carolina since the completion of the 2004 drilling program.

D/SJV/909597.2

For information on our plans for this property over the next twelve months, please see the section of this Annual Report on Form 10-KSB entitled “Plan of Operations” beginning on page 25 below.

There are no known reserves on the La Carolina property and any proposed program by us is exploratory in nature. Other than as discussed herein, we have not conducted any significant exploration activities on the La Carolina property. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists at the La Carolina property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

We have not obtained a geologist or mining engineer's report on the property.

Iliamna Project, Alaska, USA

We have now completed our obligations as per the option agreement on the Iliamna project and have earned a 52.5% interest in each of the “D”, “H” and “S” block mining claims located in Iliamna, Alaska.

Property and Claims

The Iliamna project is comprised of three block mining claims identified as the “D”, “H” and “S” claims covering approximately 31,340 acres. The property is governed by the state of Alaska and managed by the state of Alaska Department of Natural Resources, and permits for exploration and development activities will be approved through this state agency.

Location and Access

The Iliamna project is located in the Kuskokwin district in western Alaska, about fifty miles east-northeast of Dillingham. There are no roads in the area, and access into the northern part of the Iliamna project can be had via barge to Koliganek, with helicopter transport to the claims thereafter. Access to the southern part of the claims is possible via helicopter from Igiugig, a small fishing and barge village on the western shore of Lake Iliamna.

Property Topography

The Iliamna project is situated within southwest Alaska, with elevations ranging from 15 meters above sea level to 200 meters above sea level. The project area is low-lying, and topography is flat. Vegetation consists entirely of tundra made up of moss, low scrub brush, and stunted spruce growth. The climate features warm summers and cold winters. The coastal region is fairly moist in the summer. The area receives about 26 inches of rainfall during the year, and about 65 inches of snow. The recommended field exploration season is from June to October, although year-round helicopter access provides for drilling or underground exploration on a year round basis.

Property Geology

The main rock types occurring in the surrounding area are upper triassic andesites and andesitic breccia and tuffs of the Karmutsen Formation, Vancouver Group, which are intruded by granodiorite of the early to middle Jurassic. The rocks are cut by northwest trending faults, which typically show intense shearing and local sericitization, silicification and pyritization. Planar quartz veinlets trend northeast through andesitic breccias and flow near the contact with granitic intrusives. The veinlets dip steeply and vary from 0.1 to 10 centimetres thick. Veins comprise coarsely crystalline quartz, calcite and sulphides. The veins are locally silicified.

Agreement and Terms

On May 20, 2003, we entered into an agreement with TNR Gold and BHP Minerals International Exploration Inc. to earn a 75% interest in TNR Gold's Farm-Out Agreement pursuant to which TNR Gold could earn a 70% interest in BHP's Iliamna project. Upon exercising our option, we will hold a 52.5% undivided interest in the Iliamna project. To earn our 75% interest in TNR Gold’s Farm-Out Agreement (such that we would have a 52.5% net undivided

D/SJV/909597.2

interest in the Iliamna project), we were required to spend US$ 500,000 prior to September 26, 2004, including an expenditure of $350,000 by May 7, 2004.

Our interest in the Iliamna project is subject to a back-in right held by BHP. BHP’s back-in right allows BHP to reacquire an undivided 70% interest in the Iliamna project subject to an obligation to fund the Iliamna project through a formal feasibility study. BHP can earn an additional 10% undivided interest in the Iliamna project by agreeing to arrange the financing necessary to bring the project into commercial production. If BHP exercises its back-in rights to acquire a 70% interest in the property, then we will end up with a 21% interest in the property. If BPI earns the additional 10% interest, our interest in the property will be 14%.

On December 9, 2004, we announced an amendment to our agreement with TNR Gold and BHP. Pursuant to the amendment, both we and TNR Gold could now earn interests in the “D” claims and the “H” & “S” claims separately, with each claim block having independent work obligations. We and TNR Gold also agreed to inform BHP whether we and TNR Gold would commit to drill two drill holes of not less than 250 meters each on the “D” claims. If we elect to not to drill these two holes, our option to earn an interest in the “D” claims would terminate; however, such a negative election would not affect our rights to earn an interest in the “H” & “S” claims. We also agreed to drill no less than three 250-meter holes on the “H” claims on or before December 31, 2005.

As of June 30, 2006, we have spent a total of $1,129,874 on the Iliamna project.

Regulations

We are subject to the federal Mining Law of 1872, as modified from time to time, as well as Bureau of Land Management and U.S. Forest Service regulations where applicable, dependent upon jurisdiction. We must also comply with State of Alaska mining and surface management regulations, and regulations governing the fish and fauna of the state. We are also required to observe the 1976 Federal NEPA (National Environmental Policy Act), and its subsidiary regulations.

Previous Work

In 2000, Rio Algom Exploration Inc. began exploring for supergene enriched porphyry copper deposits in south-western Alaska. During the year, Rio Algom conducted an airborne magnetic survey, which identified three regional magnetic anomalies. An induced polarization-resistivity survey was conducted on selected targets after which the company staked claims to cover the geophysical anomalies. Subsequent to claim staking, Rio Algom was acquired by BHP.

Previous Exploration of the Iliamna Property

Rio Algom’s reconnaissance-level airborne magnetic studies defined a large anomaly in western Alaska. Follow up ground-based geophysical analysis confirmed the regional anomaly and further defined target areas for additional work. Because the area is completely covered by recent glacial till and glacially derived materials, the standard progression of exploration has been foreshortened, and drilling is required to test the validity of the geophysical anomaly.

We commenced our exploration of the Iliamna property in 2003. We completed a drill program of four core holes: two holes were drilled in the “H” claims (the southern anomaly) and two holes were drilled in the “D” claims (the northern anomaly). The program was intended to test two buried targets within a large, coincident geophysical anomaly previously defined by a regional airborne magnetic survey and confirmed by on-ground reconnaissance electrical resistivity activity. At the "H" claims, drill hole IL-03-H-01 encountered bedrock at 220 feet, and was drilled to a final depth of 685 feet. Drill hole IL-03-H-02 was drilled about 0.6 miles southwest of the first hole, at a -70 degree angle, and encountered quartz diorite intrusive at 280 feet, which continued to a total depth of 835 feet. At the "D" claims, the two holes were terminated at 428 feet and 330 feet in glacial sands, and did not reach bedrock due to adverse drilling conditions. Estimates of depth to bedrock in this area, based on geophysical data, were substantially shallower. As a result, we have asked our geophysicists to review the original data for an explanation of the disparity.

D/SJV/909597.2

During September, 2004, we completed a detailed geophysical survey over the “H” claims. The survey consisted of a three-dimensional induced polarization-resistivity study of the area drilled in 2003. The purpose of the survey was to determine sulfide mineral concentrations in rock masses since such masses can reflect copper-gold mineralization and aid drill target delineation. Forty-seven line kilometres of grid were surveyed, encompassing the area surrounding the two discovery diamond holes completed in 2003. The survey delineated several anomalies for follow-up exploration.

We followed-up this geophysical survey with a drill program, in the fall of 2004, at four locations in the “H” claims. A total of 1,006 meters were drilled in these four holes. We expanded our knowledge initially developed in our 2003 drill program and the three-dimensional induced polarization-resistivity survey of the area. Geologic logs show that pyrite-chalcopyrrhotite-molybdenum mineralization was intersected in all four widely spaced holes. In conjunction with the two holes drilled in 2003, we believe that the mineralized area now covers a minimum of 700 meters by 1,500 meters. A flat-lying fracture system containing narrow quartz veins is present in all holes and contains the bulk of the fracture-controlled mineralization. These flat fractures and veins also appear to be a principal control on the distribution and intensity of the alteration zones. The types and style of the alteration encountered indicates that the drilling so far has located only the distal portions of a potentially very large system.

We planned to again drill in the “D” claims in our 2005 drilling program; however, there was no work completed on the property in 2005 due to permit delays, inclement weather and equipment constraints.

We commenced drilling in the “D” claims early in 2006. We drilled two 250 meter core holes to test a large geophysical anomaly underlying the “D” claims. A further two holes were drilled on the D claims in June, 2006. We have still not received the analytical results for these holes from the laboratory. The cost of the program was estimated to be $350,000. This project was completed in June 2006. Total project cost to date is $1,129,874. For information on our plans for this property over the next twelve months, please see the section of this Annual Report on Form 10-KSB entitled “Plan of Operations” beginning on page 25 below.

There are no known reserves on the Iliamna property and any proposed program by us is exploratory in nature. We have not conducted any significant exploration activities on the Iliamna property. We plan to review these mineral claims and, if warranted, undertake further exploration activities. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in the Iliamna property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

We have not obtained a geologist or mining engineer's report on the property.

Escorpion Property, Chile

On January 10, 2005, through our wholly-owned subsidiary, Minera Geocom Resources-Chile Limitada, we acquired an option to earn a 55% interest on the Escorpion property from Minera Canela Limitada, a Chilean mining company.

Location and Access

The Escorpión property is located in the coastal range of Region IV of Coquimbo, Chile, 318 kilometres to the north of Santiago, 94 kilometres to the north of the coast town of Los Vilos and 15 kilometres to the northeast of Canela Baja town. The Escorpión property is located in the Canela district, on the Canela Baja 1:50.000 mapsheet, between 700-800 meters above sea level. Access to the Escorpión property is possible from Santiago through the Pan-American Highway (Route 5) and secondary paved roads East to the town of Canela Baja. The Escorpión property is centered at UTM co-ordinates 6530500N and 280500E, Zone 19 South (Universal Transverse Mercator is a spatial coordinate system. A more well know spatial coordinate system would be the longitude/latitude spatial coordinate system).

The Escorpión property is easily accessible year round by paved roads leading from Canela Baja and a network of gravel roads and drill tracks provide access throughout the project area. Numerous dirt roads traverse the majority of the property itself.

D/SJV/909597.2

Property and Claims

The Escorpion Property includes two previously operated gold mines, the Merceditas and the Chululera. Additionally, the property has extensive prospect activity, ranging from small trenches and pits to several small adits (an adit is a mine opening) and substantial glory holes (a glory hole is a prospect pit).

The known showings on the Escorpión property cover an area of approximately 150 meters by 2,200 meters, and form a corridor trending north-northeasterly across the property. These are known as the Merciditas, Chululera, Escorpión, Amax, Crystal and Crystal South showings and have received varying degrees of attention. Two of the zones, the Merceditas and the Chululera, have been mined in the past. Underground and surface workings are present at both locations; however, records of the ore removed and gold recovered are not available. Previous sampling conducted in 2003 showed gold grades in the underground workings of up to 12 grams per tonne (0.35 oz/ton Au) over widths of several meters and dump grab samples of up to 26 grams per tonne (0.76 oz/ton Au). An additional showing called Amax is located near Chululera, but has received only minor prospecting attention.

Location Area	Name	Owner
Canela	Merceditas 1 to 7	Minera Canella S.A.
Canela	La Escorpión 1 to 12a	Minera Canella S.A
Canela	La Cristal 1 to 20	Minera Canella S.A
Canela	Libra 1 to 10	Minera Canella S.A
Canela	Miguel 1 to 56	Minera Canella S.A
Canela	Tulipan	Minera Canella S.A
Canela	Palo de Agua	Minera Canella S.A
Canela	Peonia	Minera Canella S.A
Canela	Gladiolo	Minera Canella S.A
Canela	Rosa	Minera Canella S.A
Canela	Crisantemo	Minera Canella S.A
Canela	Clavel	Minera Canella S.A

Agreement and Terms

We can earn a 55% undivided interest in the Escorpión property by making staged exploration expenditures on the property over a four year period. To earn our 55% undivided interest, we must spend an aggregate of US $1,700,001 over four years on exploration of the property, $150,001 of which we had to spend in exploration on the property on or by December 31, 2005. We must spend a further $250,000 on exploration of the property on or before the second anniversary of signing the agreement, a further $500,000 on exploration of the property on or before the third anniversary of signing the agreement and a further eight hundred thousand must be expended on exploration of the property on or before the third anniversary of signing the agreement. If we exercise our option and earn our 55% interest in the property, we intend to form a Chilean company with our partner Minera Canela to exploit the property. Provided that we exercise our option and acquire a 55% interest in Escorpión, we may acquire

D/SJV/909597.2

an additional 5% interest in the Escorpión property at any time thereafter by making an additional cash payment of $162,500 or by issuing that number of our common shares equal to $162,500 to Minera Canela.

Property Description

The topography on the Escorpión property consists of low but locally steep hills, with elevations ranging from 600 meters to 900 meters above sea level. Vegetation consists mainly of scrub brush. The climate features hot summers and warm winters. The region is very dry all year with average yearly precipitation of less than 15mm. Due to the mild weather, low altitude, and good access surface exploration including drilling may be conducted on a year round basis. Nearby towns provide basic supplies and an abundant labor force experienced in mining operations. Power lines are located within 3 kilometres of the Chululera workings, and underground water is reported to be plentiful and near surface.

Mineralization

Gold mineralization at Escorpión occurs within a regional and wide north-northeast trending shear zone that appears to localize many phases of intrusive rocks (as dikes, sills and small intrusive bodies) hosted by sedimentary and volcanic rocks. The entire complex has been subjected to multiple hydrothermal events involving silicifaction, sulphide emplacement, argillic alteration, intense limonitic alteration and widespread stockworks. Geochemical analysis of samples from previous exploration indicates gold has a strong association with silver, arsenic, antimony, lead, cadmium and molybdenum. In the Chululera area, previous samples have returned gold values averaging 4.23 grams per tonne (0.124 ounces per ton) with high-grade values to 15.10 grams per tonne (0.44 ounces per ton) in a 2 to 10 meter thick zone that is 50 meters wide and 200 meters long (6.5 to 33 feet thick, 164 feet wide by 656 feet in length). At Merceditas, samples collected from workings average 1.46 grams per tonne (0.043 ounces per ton) from a flat lying zone extending 100 meters (328 feet) along strike with thicknesses of 40-50 meters (131-164 feet). Both zones appear to be open along strike and at depth.

Mineralization in the gold zones at the Escorpión property consists of bleached and variably silicified metasedimentary rocks containing intense stockwork veining. These stockwork zones occur in structurally complex settings with the north-northeast trending corridor and appear to be localized near intersections of north-west and north-east trending cross structures. Geologic mapping indicates that the mineralized zones are flat lying to gently south dipping, mimicking the orientation of the metasedimentary rock sequence.

Previous Work done on Escorpión Property

The Escorpión property has been known for gold mineralization since before 1970 when a number of local, small miners and a few major mining companies started extraction and exploration operations. In 1995, Minera Canela was created with the aim of acquiring the Escorpión property and to proceed with the exploration and possible exploitation of any minerals found at the property. Minera Canela, after developing a mineral exploration program between 1996 and 1997, decided during 1997 to offer the Escorpión property for sale or partnership with an established mining company.

Prior mineral exploration work programs on the Escorpión property focused on rock sampling of the numerous road cuts and trenches that were established in the area of the Chululera and Merciditas workings. Geological mapping was completed over the same areas since this represented the best exposure on the property. No systematic sampling or mapping has been carried out over the remaining, mostly covered, areas of the property.

Exploration to Date

We commenced our phased exploration activities at Escorpion in 2005. Phase 1 began in early 2005 and included preliminary geologic mapping, rock, soil and stream sediment sampling, satellite image structural analysis, and the collection of remote sensing data to define the extent of the mineralized zones and clarify the controls on mineralization. This exploration program was designed to confirm known mineralization, and to delineate potential mineral zones. We spent approximately $38,518 on the Phase 1 exploration program.

D/SJV/909597.2

Phase 2 began in March, 2005 with additional geologic mapping and rock chip sampling and we focused on a colour anomaly in the southern portion of the property. We also conducted analysis of several anomalous soil samples collected during Phase 1. The colour anomaly consisted of a kill zone with no defined outcrop, but extensive areas of probable subcrop. Samples collected showed elevated arsenic levels but no significant gold values. A grab sample from a strongly argillic- altered outcrop with quartz stringers was located upstream of the colour anomaly, and contained 3.96 grams/tonne gold. The Crystal South showing, located within the confines of the north-northeast corridor, marks the southern extent of the known showings on the Escorpión property to date. We have carried out no exploration work south of this area.

We commenced a drill program in June, 2005. The drill program was designed to test the ore potential of two zones: the Chululera and Amax. Four holes were completed at the Chululera zone, three holes at the Amax zone, and two holes were drilled halfway between the known showings, for a total of 512 meters at a cost of $194,625. All four holes drilled at the Chululera zone encountered the mineralized zone where expected, strengthening the supposition of stratiform-style mineralization.

The first two holes at Chululera were located south of the surface outcrop of the mineralized zone. Both of these holes intersected a silicified crystal tuff containing disseminated and fracture controlled pyrite and arsenopyrite. Drill holes ES-01 and ES-02 intersected 7.8 meters and 10.8 meters respectively of the mineralized crystal tuff at anticipated shallow depth, confirming the sub-horizontal nature of the host unit. Hole ES-01 encountered 7.8 meters (25.6 feet) that assayed 0.94 grams/tonne gold, with a high value of 1.98 grams/tonne over 1.5 meters. Hole ES-02, located southwest of ES-01, and intersected 10.8 meters (35.4 feet) of the mineralized unit averaging 2.03 grams/tonne gold. This interval included a high value of 7.34 grams/tonne over 1.7 meters, within a 5.6 meters section of 3.5 grams/tonne gold. Drill holes ES-05 and ES-06 located to the north-east of ES-01 did not encounter the zone due to faulting. Additional drilling at Chululera will target the continuation of the mineralized crystal tuff to the south and southwest, as it appears to be thickening and increasing in grade in that direction.

Drill holes ES-03 and ES-04 were collared approximately halfway between the Chululera and the Amax showings, to the southeast of ES-01. Both holes encountered the same sequence of rock units; however, the mineralized tuff unit was not present. A weakly mineralized exhalite or very fine grained tuff was intersected over a 6 meter interval in ES-03 which assayed 0.1 grams/tonne gold and weakly anomalous arsenic.

We have not undertaken any additional exploration of this property since completion of the 2005 drilling program. To date, we have made minimal exploration expenditures in respect of the Escorpión property. As of December 31, 2005, we had spent $236,678 on mineral exploration at the Escorpión property and at June 30, 2006, we had spent $240,284 on mineral exploration at the property.

We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit or an ore reserve exists at the Escorpión property. For information on our plans for this property over the next twelve months, please see the section of this Annual Report on Form 10-KSB entitled “Plan of Operations” beginning on page 25 below. We have not obtained any insurance with respect to the property.

We have not obtained a geologist or mining engineer's report on the property.

Cucaracha, Chile

On February 26, 2004, we announced the acquisition of the Cucaracha property located in northern Chile. We staked six (6) claims covering 680 hectares. We hold a 100% interest in these six (6) claims. We have attempted to negotiate additional land acquisitions from the local claim owners with the intention of consolidating our six claims together with new acquisitions. However, we have now suspended our negotiations with these local landowners because we have been unable to agree on suitable terms. We continue to hold the six claims we staked.

At the Cucaracha property, sedimentary rocks host copper and gold mineralization where favorable strata are intruded by an igneous pluton. Rock samples collected in 2003 by our geologists reported gold values up to 3.19 grams per tonne and copper values up to 1.63% within contact metamorphosed sedimentary rocks. Rock chip samples from stockwork and veins in the diorite intrusive yield gold values up to 1.74 grams per tonne. Only a

D/SJV/909597.2

small area of the sedimentary strata and intrusive rocks has been prospected. Our geologists consider the property to have excellent exploration potential on a district-level scale for bulk mineable gold as well as copper deposits.

The project is accessible via paved roads, and can be operated year round.

We have not undertaken any significant exploration activity at the Cucaracha property. For information on our plans for this property over the next twelve months, please see the section of this Annual Report on Form 10-KSB entitled “Plan of Operations” beginning on page 25 below.

As of June 30, 2006, we have spent a total of $3,000 on exploration of the Cucaracha property.

Santa Rosa and Marcelita, Chile

The Santa Rosa and Marcelita properties comprise a total of 2,433 hectares located in the Zapallar mining district, 40 kilometers southeast of Copiapo, Tierra Amarilla County, Region III, Chile. Previously held by LAC Minerals Ltd. in the late 1980s, the property recently became open to staking. We control 100% of the property.

The Santa Rosa property includes the Cuarteadero 1-6 claims covering 10.5 square kilometers. Large zones of intense hydrothermal alteration that host silicification, stockwork veining, and silicified breccias within stratified volcanic rocks underlie the area. Reconnaissance rock-chip sampling completed in 2003 returned anomalous gold and base metal values ranging up to 0.312 ppm gold, 45.4 ppm silver, 7,700 ppm copper, 4.02% lead and 6.96% zinc.

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

We have not undertaken any significant exploration activity at the Santa Rosa and Marcelita properties. For information on our plans for these properties over the next twelve months, please see the section of this Annual Report on Form 10-KSB entitled “Plan of Operations” beginning on page 25 below.

South Chile Recon Program - Regions 10 and 11, the Patagonia area of southern Chile

In March, 2005, we initiated an exploration and reconnaisance program, known as the Chile-Recon program, in regions 10 and 11 in the Patagonia area of southern Chile. Administratively, Chile is divided into twelve regions, number 1 to 12 in a north-south direction, plus the metropolitan regions of Santiago, the capital of Chile.

We entered into an agreement with Mr. Robert Mitchell, a Canadian prospector resident in Chile, on March 14, 2005 whereby we could use an extensive, regional database assembled by him containing numerous copper, gold, and platinum/palladium occurrences in an area of Chile that has been historically under explored. Pursuant to the agreement, we get the sole and exclusive right to use the database for a period of two years, subject to extension by mutual agreement. We agreed to:

•	commit to finance two exploration seasons, each exploration season being for a minimum of 100 days in duration;
•

pay to Mitchell as a finder’s fee the sum of $25,000 per instance upon filing any claims or anomalies or occurrences generated from the database. Finder’s fees shall be capped at $50,000 per exploration season;

•	pay to Mitchell five percent (5%) of the exploration costs expended on any such claim filed. This will be paid annually and be capped at US $500,000 per claim block;

D/SJV/909597.2

•

grant to Mitchell a 2.5% net smelter royalty on each claim block acquired as a result of the database. We may purchase 1.75% of this net smelter royalty (such that Mitchell would have a 0.75% net smelter royalty) from Mitchell for US $1,000,000;

The 3,000 plus sample database includes multi-element assays, and covers a broad range of geologic terrains. Mitchell has accumulated geochemical data from various sources such as Bureau de Researche de Geologie et Miniere, a French government agency, and Sernageomin (Chilean exploration agency), BHP-Billiton, and others. Mitchell compiled over 1,600 stream sediment and 1,300 rock chip samples, augmented by his own exploration work, into a GIS database combining topography, digital elevation data, landsat imagery, air photos, structural interpretation and published geology. Interpretation and analysis of this database combined with ground follow-up resulted in the identification of over forty new mineralized occurrences. In addition, the database revealed significant platinum/palladium anomalies in stream sediments and pan concentrates. Numerous coarse-gold placer occurrences were also identified that have no associated primary source.

Phase 1 of our joint exploration and reconnaissance venture focussed on areas with gold anomalies in both stream and pan concentrate samples. We undertook mapping and rock sampling to determine the potential for a significant ore deposit. However, this first phase was suspended soon after commencement due to early inclement winter weather which inhibited our access to the areas. We were only able to collect 24 rock samples before our field activities were suspended.

By August of 2005, we were able to identify several areas in Region 11 for follow-up sampling based on significant clusters of high gold and copper values found in stream sediment samples, pan concentrates, and rock chip samples. We identified a watershed for further exploration because of the high percentage of angular gold noted in the samples, suggesting a gold source not far from the sample locations. The results of Phase 1 validated the use of this database for identifying mineralized terrain and provides an economic means for selecting potentially mineralized areas for exploration.

We initiated the second phase of this exploration venture in Region 10 in January 2006. We targeted four areas that have been sampled and are highly anomalous in gold and copper. Prior to the commencement of the 2006 field program, the database was digitized and loaded into a MapInfo Program GIS format to facilitate target identification. Mitchell provided both logistical and field management of the venture. As at the date of this prospectus, we are still waiting to receive results from the second phase.

In early 2006, we commenced our field program in Region 10. We targeted specific areas identified in phase 1 for follow-up sampling to identify the source of the anomalous gold, copper, and other elements found in the 2005 mineral exploration program. We budgeted US $65,000 for this work, but increased the budget to approximately US $380,000 (US $190,000 from each party) when a joint venture agreement was signed with Kinross Gold Corporation in March, 2006 (see Kinross below).

We have spent $471,260 to June 30, 2006 on this program. As a result of these expenditures, we have performed geological mapping and rock sampling of the areas of interest to us.

Kinross

On March 16, 2006, we entered into a binding letter agreement with Kinross Gold Corporation (NYSE:KGC, TSX:K) to establish a formal exploration venture in respect of Region 10 in southern Chile with an option to participate in subsequent acquisitions of mining rights acquired in Region 10.

The venture will jointly explore and acquire gold and other mineral targets developed by the mineral exploration program. Properties acquired by the venture will be managed via individual joint venture structures on a 50-50 basis. Kinross has the right to acquire a majority interest by making additional expenditures on individual properties and by exercising warrants granted to Kinross by us. An accelerated evaluation program is underway, and we are adding additional teams of geologists to the program to expedite the ongoing exploration.

D/SJV/909597.2

Pursuant to the terms of the agreement, our company and Kinross will initiate exploration of Region 10 utilizing the Mitchell database and funded on an equal basis in the aggregate amount of US $380,000 (US $190,000 each). We shall act as manager of the exploration venture in Region 10 and recommend staking and acquisition of any specific target(s). Kinross is entitled, at its sole option, to join with us and participate in staking and acquiring the selected target properties. Each selected property will be transferred to a separate Chilean company and be made subject to a shareholders agreement providing for the following:

•	we and Kinross will participate in each mining company on an initial 50-50 basis until a total $500,000 has been expended exploration and development activities;
•

Kinross has an option to acquire an additional 20% interest in a particular mining company during the currency of the shareholders agreement prior to or at the point when $500,000 has been expended on exploration and development activities on properties owned by that mining company,

•

if Kinross elects to acquire an additional 20% interest in a particular mining company, it will fund an additional $250,000 in exploration and development costs for that mining company. After the additional expenditure has been made, we and Kinross will participate in that mining company at a pro-rata basis of 30:70 (30% us, 70% Kinross);

•

we shall issue to Kinross 500,000 share purchase warrants for each property selected by Kinross and made subject to a shareholders agreement. The warrants shall have a term no less than three years from issuance and entitle the holder thereof to purchase one of our common shares at a price equal to 80% of the weighted average closing price of our common stock for the thirty consecutive trading days immediately prior to the issuance of said warrants;

•

in any shareholders agreement where either we or Kinross accept dilutions to a 10% working interest during expenditures on an individual property, that party’s diluted interest shall be converted to a 2% net smelter royalty; and

•	both we and Kinross may transfer our respective interests in any particular shareholders agreement to a third party at any time, subject to a first right of refusal in favour of the other party.

If Kinross elects not to participate in the acquisition and continued exploration of a recommended target property, we may acquire the property on our own behalf. However, Kinross shall retain a back-in right to recover a 50% interest if and when property expenditures reach $500,000 by reimbursing our company for two-thirds of our expenditures on that property.

We deployed three technical teams to the area in April, 2006 with a helicopter-support program designed to evaluate the metal anomalies validated by our prior sampling programs in the area. We sampled stream sediment, pan concentrate, and rock chips and found that these samples contained gold, copper, and other metals of potential interest. The teams have completed their field evaluations and we are currently analysing all the data collected.

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

D/SJV/909597.2

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

On July 2, 2002, our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board under the name "Geocom Resources, Inc." and under the symbol "GOCM".

The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended June 30, 2005 and 2006. The bid information was obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended(1)	High	Low
September 30, 2004	$0.75	$0.42
December 31, 2004	$0.70	$0.32
March 31, 2005	$0.44	$0.23
June 30, 2005	$0.43	$0.16
September 30, 2005	$0.41	$0.12
December 31, 2005	$0.39	$0.11
March 31, 2006	$0.39	$0.15
June 30, 2006	$0.60	$0.22

(1) Our common stock received approval for quotation on July 2, 2002. The first trade occurred July 23, 2002.

On August 25, 2005, our board of directors, after considering all other potential financing alternatives, determined that it is necessary and in the best interests of our company to re-price the company's then existing total of 3,767,143 share purchase warrants at such price as is determined by their time of exercise, if any, according to the following staged timeline:

a.	any share purchase warrants exercised on or before September 9, 2005 shall be exercisable at a price of $0.14 per share;
b.	any share purchase warrants exercised after September 9, 2005 but on or before September 23, 2005 shall be exercisable at $0.17 per share;
c.	any share purchase warrants exercised after September 23, 2005 but on or before October 7, 2005 shall be exercisable at $0.20 per share;
d.	any share purchase warrants exercised after October 7, 2005 but on or before October 21, 2005 shall be exercisable at $0.25 per share, and
e.	any share purchase warrants exercised after October 21, 2005 shall be exercisable at the price specified in their original grant.

D/SJV/909597.2

On March 17, 2006, our board of directors, again after considering all other potential financing alternatives, determined that it was necessary and in the best interests of our company to re-price our company’s outstanding then total of 2,775,000 share purchase warrants to a price of $0.25 per share, to more accurately reflect the recent and current market value of our company’s securities as quoted on the OTC Bulletin Board. These outstanding warrants were previously exercisable at $0.50 per share. All other terms of the share purchase warrants remain unchanged.

On September 22, 2006, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.27.

As of September 22, 2006, there were 84 holders of record of our common stock. As of such date, 24,740,494 common shares were issued and outstanding.

Prior sales

On August 24, 2006, we closed a private placement consisting of 2,483,176 units at a price of $0.17 per unit with 23 accredited investors for total proceeds of $422,140. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at an exercise price of $0.50 for a period of two years after the date of the subscription agreement. For each sale of these units, we relied on the exemption from registration provided for accredited investors pursuant to Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended (the “1933 Act”), and section 4.2 of the 1933 Act. As a condition of the private placement, we have agreed to file a registration statement within 45 days of the closing date of the private placement registering all of the securities issued. An agent’s fee is payable to Euro Pacific Capital in the amount of 8% of the gross proceeds payable in cash and 10% in warrants, exercisable at the price of $0.50 per share for a period of two years after closing.

During the current year ended June 30, 2006, we issued 969,643 shares upon the exercise of share purchase warrants for cash proceeds of $188,803. In addition, during the current quarter, we received cash proceeds of $48,750 upon the exercise of 195,000 stock options and issued 150,000 shares at a deemed price of $0.21 under the terms of our La Carolina property agreement.

On October 18, 2004, we issued 2,487,500 units to 36 accredited investors, at a price of $0.40 per unit, each unit being comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.50 per share for a period of two years from October 18, 2004. For each sale of these units, we relied on the exemption from registration provided for accredited investors pursuant to Rule 506 of Regulation D, promulgated under the 1933 Act. The exercise price of these warrants was reduced to $0.25 per share on March 17, 2006.

On October 28, 2004, we issued 612,500 units to 12 accredited investors, at a price of $0.40 per unit, each unit being comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.50 per share for a period of two years from October 28, 2004. For each sale of these units, we relied on the exemption from registration provided for accredited investors pursuant to Rule 506 of Regulation D, promulgated under the 1933 Act. The exercise price of these warrants was reduced to $0.25 per share on March 17, 2006.

On July 2, 2004, we conducted a private placement and sold 357,143 units for gross proceeds of US $250,000. For each sale of these units, we relied on the exemption from registration provided for accredited investors pursuant to Rule 506 of Regulation D, promulgated under the 1933 Act, and section 4.2 of the 1933 Act. Each unit consisted of one share of common stock and one non-transferable warrant. The warrants had an exercise price of $0.85 and expired two years from the purchase date.

Transfer Agent

Our common shares are issued in registered form. The Nevada Agency and Trust Company, 50 Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: 775.322.0626; Facsimile: 775.322.5623 is the registrar and transfer agent for our common shares. We have no other exchangeable securities.

D/SJV/909597.2

Dividend Policy

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors.

Equity Compensation Plan Information

On November 20, 2003, our Board of Directors approved the "2004 Stock Option Plan." The Board of Directors reserved 1,700,000 shares of our common stock to be issued in the form of incentive and/or non-qualified stock options for employees, directors and consultants. As of June 30, 2006, 1,445,000 options have been granted to employees, directors or consultants.

On January 31, 2006, our board of directors, after considering potential financing alternatives, determined that it is necessary and in the best interests of our company to re-price all of our company’s existing total of 1,350,000 stock options, held by our company’s officers, directors, employees and consultants to a price of $0.25 per share, to more accurately reflect the current market value of our company’s securities as quoted on the OTC Bulletin Board. All other terms of the stock options remain the same according to their original respective grants.

In addition, we have granted 165,000 stock options to four new consultants of our company with an exercise price of $0.25 per share. Following the grant of the new stock options, we have a total of 1,445,000 stock options outstanding with an exercise price of $0.25 per share as at June 30, 2006.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights. (a)	Weighted average exercise price of outstanding options, warrants and rights. (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a). (c)
Equity compensation plans approved by security holders	1,445,000 options at $0.25 per (1)	$0.25	255,000 options
Equity compensation plans not approved by security holders	2,775,000 share purchase warrants (2)	$0.25	N/A
Total	4,220,000	$0.25	185,000 options

Notes:

(1) On January 31, 2006, our board of directors, after considering potential financing alternatives, determined that it was necessary and in the best interests of our company to re-price all of our company’s then existing stock options, held by our company’s officers, directors, employees and consultants to a price of $0.25 per share.

(2) On August 24, 2006, we issued 2,483,176 units comprised of a common share and a share purchase warrant exercisable at a price of US $0.50 per share for two years after closing. We also issued 248,318 agent’s warrants with each of these agent’s warrants being exercisable at a price of US $0.50 per share for two years after closing.

D/SJV/909597.2

Item 6.	Management Discussion and Analysis and Plan of Operation.

Review of Operations / Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. The statements contained in this section include projections of future results and “forward-looking statements” as that term is defined in Section 27A of the Act, and Section 21E of the Exchange Act. All statements that are included in this registration statement, other than statements of historical fact, are forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this report, including, without limitation, in conjunction with those forward-looking statements contained in the report.

Overview

Plan of Operations - Next 12 Months

We intend to continue our exploration activities in Alaska, Argentina and Chile. Our personnel are continuously evaluating new opportunities that become available via network contracts, on ground exploration, or via submittal from independent sources. We anticipate we will require $1,225,000 for the 12 months ending September, 2007 to fund our obligations in respect of our various properties and for our ongoing operational expenses. The following discussion focuses on each property, our goals regarding that property for the next 12 months and how we intend to accomplish our goals.

La Carolina project

We do not plan to conduct any exploration work at La Carolina project in the next 12 months as we expect Latin American to conduct an exploration program in order to earn their interest in the property in accordance with the terms and conditions of their option agreement at La Carolina. See “Description of Property” beginning on page 9 above.

Iliamna project

We have now completed our obligations as per the option agreement on the Iliamna project and have earned a 52.5% interest in each of the “D”, “H” and “S” claims. We have not proposed an exploration program for this property at this time. We are currently waiting for the results of our 2006 drilling program from the analytical laboratory. We intend to develop a further exploration program for the Iliamna property once we receive these results.

Escorpión property

We do not anticipate incurring any further expenditures on this property during the next 12 months.

Santa Rosa and Marcelita

We do not intend to conduct further exploration at Santa Rosa or Marcelita during the next 12 months. We anticipate incurring land fees of approximately $3,000 during the next 12 months.

Chile Recon Project

We have projected a budget of $50,000 for land acquisition in Regions IX and X in Chile. Depending on how successful we are at acquiring land in these regions, we have projected a budget of US $150,000 for mapping and geochemical sampling of any acquisitions.

D/SJV/909597.2

South Chile Budget
Prospector Fees (As per contract 142 days)	$ 42,600.00
2 Geologists (140 days each @ $600/day)	$ 168,000.00
Prospectors Horses (3 provided)	$ 5,046.73
Field Assistants & Their Horses	$ 9,345.79
Horse Packers (Labour & Horses)	$ 1,943.93
Camp Food & Consumables	$ 13,770.09
Pasture Fees	$ 1,358.88
Grain	$ 186.92
Ferrier Costs	$ 467.29
Fuel	$ 2,317.76
Tolls	$ 72.90
Ferries, Planes and Buses	$ 2,586.92
Moving Horses	$ 1,121.20
Hotels & Restaurants	$ 7,772.70
Comms	$ 1,028.04
Gossan Flight (estimated $US 150/Hour - 50 hrs	$ 7,500.00
Gossan Flight Geologist Expenses	$ 1,121.50
Prepare Base Maps from Airphotos	$ 3,364.49
	$269,605.14	Sub Total
	$26,960.51	10% Contingency
	$296,565.65	Total Field Cost

The budget is approximately $300,000 for the program. Pursuant to our agreement with Kinross, we will be responsible for 50% of the budget and Kinross is responsible for the other 50% or $150,000.

We intend to finance our activities via brokered or non-brokered private placements during the next twelve months. The amount and conditions precedent to such fund raising are presently under consideration. We do not currently have debt or equity offerings in place.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock, shareholder loans and borrowing.

At June 30, 2005, there was a working capital of $190,562 compared to a working capital deficiency of $(312,439) at June 30, 2006.

At June 30, 2006, our total assets were $ 223,727 which consisted primarily of cash assets of $131,812, other assets of $45,875 and capitalized mineral property acquisition costs of $31,500.

At June 30, 2006, our total current liabilities increased to, $494,876 from $113,928 at June 30, 2005. This increase was due to exploration costs of $458,115 incurred for this period.

We posted losses of $1,191,880 for the year ended June 30, 2006 and $4,526,900 since inception to June 30, 2006. The principal components of the losses for the year ended June 30, 2006 were administrative expenses of $730,390 and exploration expenses of $458,115. By comparison, as of the year ended June 30, 2005 we had incurred administrative expenses of $586,664 and exploration expenditures of $945,592. The increase in administrative expenses was due to the reduction in exploration activities and thus more costs were allocated to administration.

Operating expenses for the year ended June 30, 2006 were $1,188,505, compared to the year ended June 30, 2005, which were $1,532,256. The reduction in operating expenses was due to the reduction in exploration activities during the year.

D/SJV/909597.2

At June 30, 2006, we had cash on hand of $131,812.

Going Concern

We have historically incurred losses, and through June 30, 2006 have incurred losses of $4,526,900 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings and/or bank financing.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended June 30, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contained additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123(R) (revised 2004) (“FAS 123(R)”). In addition, in March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin Topic 14, “Share-Based Payment” (SAB 107) which provides interpretations regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provided the staff’s views regarding the valuation of share-based payment arrangements for public companies. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including stock option awards. FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25. FAS 123(R) will require us to measure the cost of employee services received in exchange for stock option awards based on the grant-date fair value of such awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We will report such costs as part of our general and administrative expenses. On April 14, 2005, the Securities and Exchange Commission announced amended compliance dates for SFAS 123(R). The SEC previously required companies to adopt this standard no later than July 1, 2005, but the new rules now require us to adopt FAS  123(R) as of the beginning of the first annual reporting period that begins after December 15, 2005, which will be our fiscal year ending June 30, 2007. We will recognize the cumulative effect of initially applying this statement as of the effective date. Currently, the cumulative effect of initially applying FAS 123(R) has not been determined and is subject to change depending on future events.

D/SJV/909597.2

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

Basic and Diluted Net Income (Loss) Per Share

We computed net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Cash and Cash Equivalents

We consider all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Mineral Properties

Cost of license acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

Financial Instruments

Our financial instruments consist of cash, accounts payable and accrued liabilities, notes payable and due to related parties. Unless otherwise noted, it is management's opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

D/SJV/909597.2

29

Item 7.	Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements are filed as part of this annual report:

Independent Auditor’s Report, dated September 19, 2006

Independent Auditor’s Report, dated October 7, 2005

Balance Sheet as at June 30, 2006

Statements of Operations for the years ended June 30, 2006 and June 30, 2005 and for the period from June 19, 2000 (inception) through June 30, 2006

Statements of Cash Flows for the years ended June 30, 2006 and June 30, 2005 and for the period from June 19, 2000 (inception) through June 30, 2006

Statement of Stockholders’ Equity (Deficit) for the period from June 30, 2004 to June 30, 2006

30

GEOCOM RESOURES INC.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 and 2005

and Period from June 19, 2000 (Inception) Through June 30, 2006

U.S. FUNDS

31

Suite 400 - 889 West Pender Street Vancouver, BC Canada V6C 3B2 Tel 604 694-6070 Fax 604 585-8377 info@staleyokada.com www.staleyokada.com

Report of Independent Registered Public Accounting Firm

To the Stockholders of Geocom Resources Inc.:

We have audited the accompanying consolidated balance sheets of Geocom Resources Inc. (the “Company”) as at June 30, 2006 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of June 30, 2005, and for the year then ended were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated October 7, 2005.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2006, and the results of its operations and its cash flows for the period ended June 30, 2006, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is dependent upon financing to continue operations, had suffered recurring losses from operations and has total liabilities that exceed total assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Staley, Okada & Partners”

Vancouver, B.C.	STALEY, OKADA & PARTNERS
September 19, 2006	CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Geocom Resources, Inc.

(An Exploration Stage Company)

Bellingham, WA

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Geocom Resources, Inc. for the year ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for Geocom Resources, Inc. for the year ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Geocom will continue as a going concern. As discussed in Note 2 to the financial statements, Geocom has incurred losses from inception. Geocom will require additional working capital to develop its business until Geocom either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Geocom's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

LBB & Associates Ltd., LLP

(Formerly: Lopez, Blevins, Bork & Associates, LLP)

Houston, Texas

October 7, 2005

34

Geocom Resources Inc. (An Exploration Stage Company)	Statement 1
Consolidated Balance Sheet
U.S. Funds

ASSETS	June 30 2006
Current
Cash	$131,812
Marketable securities (note 5)	4,750
Other current assets	45,875
182,437

Mineral Property Acquisition Costs (Note 5)	31,500
Property and Equipment, Net (Note 9)	9,790
$223,727

LIABILITIES
Current
Accounts payable and accrued liabilities	$78,482
Accounts payable - related parties	271,826
Due to joint venture partner (Note 5)	144,568
494,876
Commitment (Note 12)
Going concern (Note 2)

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock (Note 6)
Common stock
Authorized: 100,000,000 with $0.00001 par value
Issued and outstanding: 22,257,318 (20,942,675)	223
Additional paid-in capital	4,255,623
Deficit Accumulated During the Exploration Stage	(4,526,900)
Accumulated Other Comprehensive Income (Loss)	(95)
(271,149)
$223,727

- See Accompanying Notes -

Geocom Resources Inc. (An Exploration Stage Company)	Statement 2
Consolidated Statements of Operations
U.S. Funds

		For the Year Ended June 30		Inception through June 30
	2006	2005	2006
Operating Expenses
Mineral exploration expenditures	$458,115	$945,592	$2,675,534
Oil and gas activities	-	-	42,060
Other general and administrative	730,390	586,664	1,675,691
Loss from Operations	(1,188,505)	(1,532,256)	(4,393,285)
Write-down of marketable securities	(3,375)	-	(3,375)
Interest expense	-	(50,290)	(130,240)
Loss for the Period	$(1,191,880)	$(1,582,546)	$(4,526,900)

Loss Per Share
Basic and Diluted	$(0.06)	$(0.08)

Weighted-Average Shares Outstanding:
Basic and Diluted	21,347,878	19,912,679

-	See Accompanying Notes –

Geocom Resources Inc. (An Exploration Stage Company)	Statement 3
Consolidated Statements of Cash Flows
U.S. Funds
		For the Year Ended June 30		Inception through June 30,
	2006	2005	2006
Cash Flows from Operating Activities
Net Loss	$(1,191,880)	$(1,582,546)	$(4,526,900)
Adjustments to reconcile loss to cash used in operating activities:
Amortization of discount on notes payable	-	-	55,556
Depreciation	3,065	2,175	6,428
Shares received for properties	(8,125)	-	(8,125)
Write-down of marketable securities	3,375	-	3,375
Common shares issued for services	-	-	275,000
Common shares issued for interest expense	-	-	13,425
Stock options issued for services	454,835	182,746	700,256
Change in non-cash working capital:
Other current assets	(30,797)	(14,491)	(45,875)
Accounts payable and accrued liabilities	236,380	108,074	350,308
Due to joint venture partner	144,568	-	144,568
Net Cash Used in Operating Activities	(388,579)	(1,304,042)	(3,031,984)

Cash Flows from Investing Activities
Purchase of property and equipment	(5,401)	(7,770)	(16,218)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	500,000
Proceeds from notes payable – related parties	-	-	253,786
Repayment of notes payable – related parties	-	-	(253,786)
Proceeds from advances – related parties	-	-	118,982
Repayment of advances – related parties	-	(48,782)	(118,982)
Issuance of common stock	237,553	1,490,055	2,680,109
Cash Flow Provided by Financing Activities	237,553	1,441,273	3,180,109

Effects of exchange rates on cash	(1,173)	1,078	(95)

Net Change in Cash	(157,600)	130,539	131,812
Cash – Beginning of period	289,412	158,873	-
Cash – End of period	$131,812	$289,412	$131,812

Supplemental Cash Flow Information
Interest paid	$-	$-	$61,259
Income taxes paid	$-	$-	$-

Summary of Non-Cash Investing and Financing Transactions
Shares issued for mineral properties	$31,500	$-	$31,500
Shares received for mineral properties	$8,125	$-	$8,125
Shares issued on conversion of notes payable	$-	$-	$513,425

- See Accompanying Notes

Geocom Resources Inc. (An Exploration Stage Company)	Statement 4
Consolidated Statements of Shareholders’ Equity (Deficit)
U.S. Funds

	Shares	Par Value	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Income	Total

Balance June 30, 2004	17,359,532	$174	$1,858,983	$(1,752,474)	$-	$106,683
Capital stock issued for cash	3,583,143	35	1,490,020	-	-	1,490,055
Stock options issued for services	-	-	182,746	-	-	182,746
Foreign currency translation	-	-	-	-	1,078	1,078
Loss for the year	-	-	-	(1,582,546)	-	(1,582,546)
Balance June 30, 2005	20,942,675	209	3,531,749	(3,335,020)	1,078	198,016
Capital stock issued for cash	1,164,643	12	237,541	-	-	237,553
Capital stock issued for property	150,000	2	31,498		-	31,500
Stock options issued for services	-	-	454,835	-	-	454,835
Foreign currency translation	-	-	-	-	(1,173)	(1,173)
Loss for the year	-	-	-	(1,191,880)	-	(1,191,880)
Balance June 30, 2006	22,257,318	$223	$4,255,623	$(4,526,900)	$(95)	$(271,149)

- See Accompanying Notes -

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006
U.S. Funds

1.	Accounting Policies

Geocom Resource Inc. (“Geocom”) was incorporated on June 19, 2000 under the laws of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada. Geocom was engaged in the exploration of certain oil and natural gas interests in the state of California. In April 2003, Geocom made a strategic decision to focus and pursue opportunities in the mineral resource exploration and development sector in the state of Alaska and in the countries of Argentina and Chile.

Principles of Consolidation

The consolidated financial statements include the accounts of its wholly owned subsidiary, Minera Geocom Resources-Chile Limitada (“MGRC”). All significant inter-company transactions and balances have been eliminated.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the Chilean peso.  Monetary assets and liabilities in foreign operations are translated to U.S. dollars using rates of exchange in effect at the end of the reporting period.  Income and expense accounts are translated into U.S. dollars using average rates of exchange for the period.  The net gain or loss resulting from translation is shown as a translation adjustment and included in other comprehensive loss in shareholders’ equity.  Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

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

Impairment losses are recorded on fixed assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. There were no impairment losses in 2006 or 2005.

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006
U.S. Funds

1.	Accounting Policies - Continued

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

Financial Instruments

Geocom's financial instruments consist of cash, marketable securities, accounts payable and accrued liabilities, due to related parties, and due to joint venture partner. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity and capacity of prompt liquidation of such assets and liabilities, the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Mineral Properties

Cost of license acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized.

Marketable Securities

The Company’s marketable securities are carried at the lower of cost and quoted market value.

2.	Going Concern

Geocom has recurring losses and has a deficit accumulated during the exploration stage of $4,558,400 as of June 30, 2006. Geocom's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Geocom has no current source of revenue. Without realization of additional capital, it would be unlikely for Geocom to continue as a going concern. Geocom's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Geocom's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006
U.S. Funds

3.	Recent Accounting Pronouncements

In December 2004, the FASB, issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after December 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company adopted SFAS 123R prospectively commencing in the third quarter of the fiscal year ending June 30, 2006 and recorded, as an expense in each quarter beginning after December 15, 2005, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R.

4.	Stock Based Compensation

In January 2006 Geocom issued 165,000 stock options, which vest according to the Company’s stock option plan - in 20% increments over two years every six months with the first 20% vesting on the grant date (the “20% Vesting Provisions”).. The strike price of the stock options is $0.25 and they expire three years after the grant date. The Company also issued 125,000 stock options, subject to the 20% Vesting Provisions, in March of 2006. The strike price of these stock options is $0.25 and they expire three years after the grant date.

In December 2004, Geocom issued 200,000 stock options to a new board member subject to the 20% Vesting Provisions. The original strike price of the stock options is $0.40 and they expire three years after the grant date. In January 2006, these options were re-priced to a strike price of $0.25 per share with all other terms of the grant remaining unchanged.

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

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006
U.S. Funds

4.	Stock Based Compensation – Continued

Had the fair value of employee stock-based compensation been recognized as compensation expense, prior to the adoption of SFAS 123 (Note 3), on a straight-line basis over the vesting period of the stock options, the pro forma effect on the loss for the year ending June 30 is as follows:

	2006	2005
Loss, as reported	$(1,205,025)	$(1,582,546)
Add: Stock-based employee compensation included in reported net loss	$800	$1,600
Less: Unrecorded stock-based employee compensation determined under fair value based method	(156,274)	(292,883)
Pro forma loss	$(1,361,299)	$(1,873,829)
Basic and diluted loss per share
As reported	$(0.06)	$(0.08)
Pro forma	$(0.06)	$(0.09)

5.	Exploration Properties

Geocom entered into an option agreement dated November 29, 2005 with Latin American Minerals Inc. (“Latin American”) in respect of its La Carolina project, located in Argentina. TNR Gold Corp. (“TNR) is also a party to the agreement as is its wholly owned subsidiary, Compania Minera Solitario Argentina S.A. (“Solitario”) which currently holds title to the property. The Company’s chief financial officer is a director of TNR. The option agreement requires Latin American to pay a total of $125,000 and issue a total of 125,000 shares to Geocom and TNR, as to equal parts, over a period of four years. The Company has received $12,500 and 12,500 shares to June 30, 2006. Pursuant to the option agreement, Latin American has the right to earn an undivided 75% interest in the property by making the cash and share payments and by incurring a total of $1,000,000 in exploration expenditures on the property over a period of five years. Latin American is entitled to earn a 37.5% interest in the property upon incurring $500,000 in exploration expenditures and by paying a total of $62,500 in cash and issuing 62,500 shares.

Geocom acquired its option to earn a 75% working interest in the La Carolina property from TNR in 2003. To vest its interest in the property, the Company was required to make a total of $2,000,000 in exploration expenditures as well as issue shares to TNR. Geocom spent a total of $616,676 on the property. To facilitate the option agreement with Latin American, TNR and Geocom mutually agreed to renegotiate the terms of the La Carolina option agreement such that: Geocom has fully vested its interest in the project; Geocom reduces its vested interest from the originally contemplated 75% to 50%, effective November 29, 2005; Geocom agrees to issue 150,000 shares to Solitario (issued – Note 6), and TNR agrees that such issuance is compensation to TNR and Solitario for its agreement. In addition, the Company and TNR agree to manage the project via management committee and acceptable budgets, subject to the option agreement held by Latin American. The value of the 150,000 shares issued to TNR ($31,500) has been capitalized as an acquisition cost in these financial statements.

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006
U.S. Funds

5.	Exploration Properties – (Continued)

On January 24, 2005, MGRC signed a formal joint venture agreement to earn a 55% interest on the Escorpion gold property from Minera Canela S.A. The property is situated in the fourth region Province of Choapa in Chile. To earn its 55% interest, Geocom must spend $1,700,001 over four years on exploration and development and with a firm commitment to spend $150,001 in exploration on the property on or by December 31, 2005. Geocom incurred $236,678 by December 31, 2005 and must spend a cumulative $1,700,001 by January 24, 2009.

During the current year, the Company signed a joint venture agreement with Kinross Gold Corporation (“Kinross”) whereby Geocom and Kinross will jointly explore certain areas in Chile. Each company will fund $190,000 towards the project, with any properties acquired being shared on an equal basis. Kinross will have the option, subject to certain conditions, to earn an additional 20% interest in each project. As at June 30, 2006, the unspent portion of Kinross’ share of the initial exploration budget, which amounted to $144,568, has been presented in these financial statements as a current liability.

On May 20, 2003, Geocom entered into an agreement with TNR to earn a 75% interest in TNR's option to earn a 70% interest in BHP Minerals International Exploration Inc.'s (BHP) Iliamna Project in Alaska. The interest earned is subject to a back-in right held by BHP to reacquire a 70% interest in the project with an obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production.

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

On February 16, 2004, Geocom announced the acquisition, by staking, of six claims that provide a 100% interest in 680 hectares (1,680 acres) in northern Chile. Geocom personnel staked the claims to cover several sediment hosted copper and gold occurrences.

6.	Capital Stock

Geocom’s authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.00001 per share. All shares of common stock have equal voting rights and, when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders. The shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006
U.S. Funds

6.	Capital Stock – (Continued)

During the current year, the Company issued 969,643 shares upon the exercise of warrants for cash proceeds of $188,803. In addition, during the current quarter, the Company received cash proceeds of $48,750 upon the exercise of 195,000 stock options and issued 150,000 shares at a deemed price of $0.21 under the terms of its La Carolina property agreement (Note 5).

In October 2004, Geocom conducted two private placements to 48 accredited investors selling 3,100,000 units for gross proceeds of $1,240,000. Each unit consists of one share of common stock and one non-transferable warrant. The warrants have an exercise price of $0.50 and expire five years from the purchase dates (Note 8) and were assigned a value of $492,262 using the Black-Scholes Option Pricing Model applying the following assumptions: a risk-free interest rate of 3.31%, expected dividend yield of 0.00%, expected stock price volatility of 76.83% and an expected life of five years. The $492,262 amount has been recorded as additional paid-in capital. The Company issued a total of 126,000 shares of common stock as a finders’ fees.

In July 2004, Geocom conducted a private placement and sold 357,143 units for gross proceeds of $250,000. Each unit consists of one share of common stock and one non-transferable warrant. The warrants have an exercise price of $0.85 and expire two years from the purchase date (Note 8) and were assigned a value of $67,642 using the Black-Scholes Option Pricing Model applying the following assumptions: a risk-free interest rate of 2.64%, expected dividend yield of 0.00%, expected stock price volatility of 75.87% and an expected life of two years. The $67,642 amount has been recorded as additional paid-in capital.

In October 2003, Geocom conducted a private placement and sold 365,854 units for gross proceeds of $750,000. Each unit consists of one share of common stock and one non-transferable warrant. The warrants have an exercise price of $2.50 and expire one year from the purchase date (Note 8) and were assigned a value of $111,961 using the Black-Scholes Option Pricing Model applying the following assumptions: a risk-free interest rate of 3.35%, expected dividend yield of 0.00%, expected stock price volatility of 54.31% and an expected life of one year. The $111,961 amount has been recorded as additional paid-in capital.

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

In May 2001, Geocom issued 10,000,000 (post split) shares of restricted common shares to officers and directors for $2,500 and 10,000,000 (post split) shares of restricted common shares for services provided by officers and directors valued at $275,000.

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006
U.S. Funds

7.	Stock Options

In December 2003, Geocom adopted a stock option plan under which 1,700,000 shares of the Company’s common stock have been reserved for issuance.

Option activity was as follows for the years ended June 30:

	2006		2005
	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price
Balance – beginning of year	1,540,000	0.89	625,000	1.44
Granted	290,000	0.25	915,000	0.59
Exercised	(195,000)	0.25	-	-
Forfeited	(190,000)	0.85	-	-
Balance – end of year	1,445,000	0.25	1,540,000	0.93
Exercisable at end of year	1,417,000	0.25	741,000	0.98

During the year, the Company re-priced 575,000 options from an exercise price of $1.44 to $0.25; 575,000 options from an exercise price of $0.64 to $0.25; and 200,000 options from an exercise price of $0.40 to $0.25.

Information about options outstanding was as follows at June 30, 2006:

Exercise Price	Shares	Weighted-average life in years	Exercisable	Expiry
0.25	380,000	0.60	380,000	January 21, 2007
0.25	575,000	1.08	432,000	July 26, 2007
0.25	200,000	1.42	160,000	December 8, 2007
0.25	165,000	2.58	33,000	January 27, 2009
0.25	125,000	2.75	25,000	March 20, 2009
	1,445,000	1.32	1,030,000

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006
U.S. Funds

8.	Stock Warrants

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

On March 26, 2006, the Company re-priced all of the remaining outstanding warrants to an exercise price of $0.25 per share. The re-pricing resulted in an increase of $19,781 in the initial fair value assigned to the remaining outstanding warrants using the Black-Scholes Option Pricing Model applying the following assumptions: a risk-free interest rate of 4.66%, expected dividend yield of 0.00%, expected stock price volatility of 76.83% and an expected life of 3.5 years.

During the year ended June 30, 2006, 325,000 warrants were exercised at $0.14 per share; 357,143 warrants were exercised at $0.20 per share; and 287,500 warrants were exercised at $0.25 per share.

9.	Property and Equipment

Geocom’s fixed assets consist of computer equipment, office furniture, and exploration equipment. The fixed assets are depreciated using the straight-line method with useful lives ranging from 3-5 years. As of June 30, 2006 Geocom had $16,573 of fixed assets that have been depreciated by $6,783, for a net book value of $9,790.

10.	Related Party Transactions

Geocom has month to month service agreements with related parties. Currently, two directors and one officer each receive $2,500 per month and one officer receives $7,500 per month for services performed on behalf of the Company. For the year ending June 30, 2006 and 2005 payments to related parties for services were $180,000 and $162,000, respectively.

As discussed in note 5, the Company has entered into a transaction with a company of which Geocom’s Chief Financial Officer is a shareholder and director.

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006
U.S. Funds

11.	Income Taxes

The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented because it has experienced operation losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carry-forwards, because of uncertainty regarding its realization.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at June 30, 2006 are as follows:

2006
Deferred tax asset attributable to:
Net operating losses carried forward	$1,327,322
Valuation allowance	(1,327,322)
Total net deferred tax asset	$-

Geocom follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” SFAS No. 109 requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $1,327,322 at June 30, 2006 is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized.

At June 30, 2006 Geocom had net operating loss carry-forwards amounting to approximately $3.7 million and $.4 million for U.S. and Chile tax purposes, respectively, that expire in various amounts beginning in 2020 in the U.S. and never expire in Chile.

12.	Commitment

In November 2005, Geocom signed an office lease through the period ending October 31, 2006. The base rent is $613 per month.

13.	Subsequent Event

In August 24, 2006, Geocom announced that it had closed a private placement resulting in gross proceeds of $422,140. The Company issued 2,483,176 units at a price of $0.17 per unit. Each unit consists of one share and one non-transferable share purchase warrant. Each warrant will entitle the holder to purchase an additional share in the capital of the Company at price of $0.50 per share for a period of two years from the date of closing.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

We engaged Staley, Okada & Partners, Chartered Accountants on January 12, 2006 as our principal accountant to audit our financial statements after LBB & Associates Ltd., LLP (formerly Lopez, Blevins, Bork & Associates, L.L.P). was dismissed on January 10, 2006 as our independent auditors. We engaged LBB & Associates Ltd., LLP (formerly Lopez, Blevins, Bork & Associates, L.L.P.) on September 8, 2004 as our principal accountant to audit our financial statements after Malone & Bailey, PLLC was dismissed on September 8, 2004 as our independent auditors.

LBB & Associates Ltd., LLP (formerly Lopez, Blevins, Bork & Associates, L.L.P.) was dismissed on January 10, 2006 as our independent auditors. LBB & Associates Ltd., LLP’s (formerly Lopez, Blevins, Bork & Associates, L.L.P.'s) report dated October 7, 2005, on our consolidated balance sheet as of June 30, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended and for the period from June 19, 2000 (Inception) through June 30, 2005, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that LBB & Associates Ltd., LLP (formerly Lopez, Blevins, Bork & Associates, L.L.P.) expressed in their reports substantial doubt about our ability to continue as a going concern.

In connection with the audit of our financial statements, and in the subsequent interim period, there were no disagreements with LBB & Associates Ltd., LLP (formerly Lopez, Blevins, Bork & Associates, L.L.P.) on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of LBB & Associates Ltd., LLP (formerly Lopez, Blevins, Bork & Associates, L.L.P.) would have caused LBB & Associates Ltd., LLP (formerly Lopez, Blevins, Bork & Associates, L.L.P.) to make reference to the matter in their report. LBB & Associates Ltd., LLP (formerly Lopez, Blevins, Bork & Associates, L.L.P.) furnished us with a letter addressed to the Commission stating that they agree with the above statements. A copy of that letter, dated January 12, 2006 is filed as Exhibit 16 to our Form 8-K filed on January 13, 2006. We engaged Staley, Okada & Partners, Chartered Accountants on January 12, 2006 as our principal accountant to audit our financial statements. The decision to change accountants was approved by our Board of Directors.

During the years ended June 30, 2006 and 2005 and subsequent to June 30, 2006 through to the date hereof, neither we nor anyone on our behalf consulted with Staley, Okada & Partners, Chartered Accountants regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has Staley, Okada & Partners, Chartered Accountants provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) and (v), respectively, of Regulation S-K with our former accountant.

Item 8A.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
John Hiner	President, CEO and Director	58	April 4, 2003
Paul Chung	CFO, Secretary, Treasurer and Director	49	May 20, 2003
Andrew Stewart	Director	34	June 19, 2000
Talal Yassin	Director	33	June 19, 2000
Clyde Harrison	Director	63	December 2, 2004

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

John Hiner

Mr. Hiner became our President, CEO and a Director on April 4, 2003.

Mr. Hiner has been involved in the mining industry for over thirty years. From 2000 to 2003 Mr. Hiner operated JEHCORP Inc., a consulting firm to the mining industry. Prior to this, Mr. Hiner was the Vice President of Champion Resources. Mr. Hiner is also a director of Goldrange Resources, an OTC-listed company, and a director of Argent Mining Corporation, a TSX Venture Exchange listed company.

Mr. Hiner holds a B.Sc. in geology from San Diego State University awarded in 1972, and a M.S. in geology from the Mackay School of Mines, University of Nevada-Reno, awarded in 1978 awarded in 1978.

Paul Chung

Mr. Chung became our CFO, Secretary Treasurer, and a Director on May 20, 2003.

Since 1994, Mr Chung has acted as a director of TNR Gold Corp. (TRR:TSX-V), a gold exploration company with properties in Argentina, Canada and U.S.A. Mr. Chung is also a director of Soho Resources Corp. (SOH:TSX-V) with a mining property in Mexico, and a director of Mayfair Mining and Minerals Inc. (OTC BB:MFMM.OB) with gold properties in Zambia and Sapphire properties in Madagascar.

Mr. Chung holds a B.Sc. in geology from the University of British Columbia awarded in 1981, and a Masters in Business Administration from Athabasca University, Alberta, awarded in 2002.

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

Mr. Stewart holds a Master of Laws from the University of Cambridge, England, awarded in 1998, a Bachelor of Laws degree from the University of Alberta (Silver Medal), awarded in 2002, and a Bachelor of Arts from the University of British Columbia, awarded in 1994.

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

Mr. Yassin holds a Bachelor of Arts Degree from Simon Fraser University, British Columbia, awarded in 1996.

Clyde Harrison

Mr. Harrison became a Director on December 2, 2004

Mr. Harrison is the Founding Member of Beeland Management Co., L.L.C., which manages the Rogers Raw Materials Index Funds. Mr. Harrison served as Beeland’s CEO for its first five years. Mr. Harrison has served as a pension fund consultant and is a seasoned derivative trader. Mr. Harrison began his career in 1968 in finance with Lamson Brothers, becoming the youngest partner in the firm’s history. In 1974 he became General Partner with Carl Icahn, managing hedge positions for corporate takeovers. Mr. Harrison is presently the President of Brookshire Raw Materials Fund, Toronto.

Mr. Harrison has been a Member of the Managed Futures Committee of the Chicago Mercantile Exchange. He has served as a bank director for five years, consulted for NBD Bank, Northern Trust and served as a Special Consultant to the Chairman of the Chicago Board Options Exchange. Mr. Harrison has also served as General Partner for a number of private investment and trading funds. He does not serve on the board of any other public company.

Committees of the Board

Currently our company has the following committees:

•	Audit Committee;
•	Nominating and Corporate Governance Committee; and
•	Compensation Committee.

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

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues to date.

Code of Ethics

Effective October 12, 2003, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our company’s officers including our president (being our principal executive officer) and our company’s chief financial officer (being our principal financial and accounting officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers.

In addition, our Code of Business Conduct and Ethics emphasises that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

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

Executive Compensation

No executive officer of our company received annual salary and bonus in excess of $100,000 for the years ended June 30, 2006, 2005, 2004 and 2003. For the years ended June 30, 2006 and 2005, we did not pay any salaries or bonuses to any of our executive officers. As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer’s employment with our company, from a change in control of our company or a change in such officer’s responsibilities following a change in control.

The following table provides certain summary information concerning the compensation earned by our President and CEO, John Hiner, our CFO, Paul Chung, and each of our three other most highly compensated executive officers whose aggregate salary and bonus for the fiscal year ended June 30, 2006 was in excess of $100,000.

Long Term Compensation
		Annual Compensation			Awards		Pay- outs
Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Other Annual Compen- sation	Securities Underlying Options/ SAR's Granted	Restricted Stock Awards	LTIP Pay- outs	All Other Compen- sation
John Hiner President and CEO	2006 2005 2004	$Nil $Nil $Nil	Nil Nil Nil	Nil Nil Nil	120,000 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Paul Chung CFO, Secretary and Treasurer	2006 2005 2004	$Nil $Nil $Nil	Nil Nil Nil	Nil Nil Nil	185,000 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

Stock Option Plan

On November 20, 2003 we established a stock option plan pursuant to which 1,700,000 common shares were reserved for issuance.

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option and have initial terms of ten years.

On January 31, 2006, our board of directors, after considering potential financing alternatives, determined that it is necessary and in the best interests of our company to re-price all of our company’s existing total of 1,350,000 stock options, held by our company’s officers, directors, employees and consultants to a price of $0.25 per share, to more accurately reflect the current market value of our company’s securities as quoted on the OTC Bulletin Board. All other terms of the stock options remain the same according to their original respective grants.

In addition, we granted 290,000 stock options to directors, officers and consultants of our company with an exercise price of $0.25 per share and we terminated 190,000 stock options. Following the grant of the new stock options and the termination of options, there are a total of 1,445,000 stock options outstanding in our company with an exercise price of $0.25 per share as of June 30, 2006.

Stock Options/SAR Grants

In January 2006, we issued 165,000 stock options, which vest according to our stock option plan - in 20% increments over two years every six months with the first 20% vesting on the grant date. The strike price of the stock options is $0.25 and they expire three years after the grant date. We also issued 125,000 stock options, subject to the 20% vesting provisions, in March of 2006. The strike price of these stock options is $0.25 and they expire three years after the grant date. We did not grant any stock appreciation rights during the fiscal year ended June 30, 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

195,000 stock options were exercised during the last fiscal year for proceeds of $48,750.

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

The following table sets forth, as of September 22, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
John Hiner 114 West Magnolia Street Bellingham, WA 98225	1,887,500 common shares (2)	7.63%
Paul Chung 650 W. Georgia Street Vancouver, BC V6B 4N9	1,802,500 common shares (3)	7.29%
Andrew Stewart 666 Burrard Street Vancouver, BC V6C 3P1	2,487,500 common shares (4)	10.05%
Talal Yassin 1680 Bayshore Drive Vancouver, BC V6G 3H6	2,437,500 common shares (5)	10.00%
Clyde Harrison 510 Diamond Lane Cary, Illinois 60013	220,000 common shares (6)	0.89%
Directors and Executive Officers as a Group	8,835,000 common shares (7)	35.71%

(1) Based on 24,740,494 shares of common stock issued and outstanding as of September 22, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Includes 120,000 incentive stock options exercisable within 60 days.
(3)	Includes 185,000 incentive stock options exercisable within 60 days.
(4)	Includes 200,000 incentive stock options exercisable within 60 days.
(5)	Includes 100,000 incentive stock options exercisable within 60 days.
(6)	Includes 200,000 incentive stock options exercisable within 60 days.
(7)	Includes 805,000 incentive stock options exercisable within 60 days.
Item 12.	Certain Relationships and Related Transactions.

Other than as described under the heading “Executive Compensation”, or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

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

10.11	Form of Stock Option Agreement for January 21, 2004 grant of stock options with the following persons:

John Hiner

Paul Chung

Talal Yassin

Andrew Stewart

Jim Chapman

Jeffrey A. Jaacks

John Benglesdorf

Gary Schellenberg

Roberto Lara

(incorporated by reference from our Annual Report on Form 10-KSB filed on October 14, 2004)

10.12      Consulting Agreement dated July 23, 2004 with Elizabeth Torry (incorporated by reference from our Annual Report on Form 10-KSB filed on October 14, 2004)

10.13	Form of Stock Option Agreement for July 26, 2004 grant of stock options with the following persons:

John Hiner

Paul Chung

Talal Yassin

Andrew Stewart

Jim Chapman

Peter Ellsworth

Jeffrey A. Jaacks

John Benglesdorf

Gary Schellenberg

Roberto Lara

Harvey Lawson

Aruba Capital Inc.

Charles Madden

Elizabeth Torry

(incorporated by reference from our Annual Report on Form 10-KSB filed on October 14, 2004)

10.14      Consulting Agreement dated July 26, 2004 with Aruba Capital Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on October 14, 2004)

10.15      Consulting Agreement dated July 24, 2004 with Charles Madden (incorporated by reference from our Annual Report on Form 10-KSB filed on October 14, 2004)

10.16      Consulting Agreement dated July 24, 2004 with Harvey Lawson (incorporated by reference from our Annual Report on Form 10-KSB filed on October 14, 2004)

10.17	Form of Securities Purchase Agreement for October 2004 private placements with the following:

405 Investments, L.P.

Bilbrey Family Limited Partnership

John Burke

Robert E. Cathro Trust

Michael Lee Davis

Clarice B. Dykema Trust

Elliott Family Trust u/a/d 9-22-75

Robert Fischer

Louis A. Gage and Mae V. Gage

Joseph Grande

Alan Grayson

Bance Hom

Richard B. Inman

Hemant Kathuria

Louis F. Mahar and Kathryn E. Mahar, JTWROS

Richard Mastromatteo

Michael P. McTigue

The Millar Family Trust u/a/d 2-12-00

Mueller Ltd. Partnership One

Orna Newfield

Tommay T. Peacock Revocable Trust C

Genelia M. Philips and Robert E. Philips

Richard Potpachuk

William M. Pugh and Kathleen C Pugh

QMI Fertilizer & Grain, Inc.

Ole Raff

Margaretta Sasaki and Edwin Y. Sasaki

Mark D. Schreiber and Lilnita Schreiber

Robert J. Scott and Anne E. Scott, JTWROS

R. Steven Smith

Steve Stipanovich and Theresa Stipanovich, as Tenants by the entirety

Charles L. Stivers and Nancy J. Stivers, Trustees Stivers Family Trust u/a/d 11-12-90

Thomas Tomanek

Christine Vermel

Weber Manufacturing Profit Sharing Trust, u/a/d 01-01-2004

P. Victor Young

Linda Lee Couch

Marshall Mueller

Jon Nelson

H. Paul Prinsen

Richard H. Stratton

Gary A. Florence

David Lindgren

Barry A. Fronek

Barbara W. Hearst

Michael Misowitz

Deepak Munjal

William J. Thon Trust dated 7-15-83

(incorporated by reference from our Registration Statement on Form SB-2 filed on December 1, 2004).

10.18*     Option Agreement dated November 10, 2004 between Geocom Resources Inc. and TNR Resources Ltd. amending the terms of the Option Agreement dated May 7, 2003.

10.19      Consulting Agreement dated December 2, 2004 with Clyde Harrison (incorporated by reference from our Current Report on Form 8-K filed on December 2, 2004)

10.20*	Stock Option Agreement dated December 8, 2004 with Clyde Harrison

10.21*     Option Agreement dated January 10, 2005 between Minera Geocom Resources-Chile Limitada and Minera Canela Limitada.

10.22       Investor Relations Agreement dated February 15, 2005 with Destiny Media Communications Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 13, 2005)

10.23*    Letter agreement dated March 14, 2005 between Geocom Resources Inc., Minera Geocom Resources-Chile Limitada and Robert Mitchell.

10.24       Option Agreement dated October 26, 2005 between Geocom Resources Inc., TNR Resources Ltd., Compania Minera Solitario Argentina S.A. and Latin American Minerals Inc. amending the terms of the Option Agreement dated May 1, 2003. (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2005)

10.25*	Form of Stock Option Amendment Agreement dated January 27, 2006 with the following persons:

John Hiner

Paul Chung

Talal Yassin

Andrew Stewart

Clyde Harrison

Jim Chapman

Jeffrey Jaacks

John Benglesdorf

Gary Schellenberg

Robert Lara

10.26*	Form of Stock Option Amendment Agreement dated January 27, 2006 with the following persons:

John Hiner

Paul Chung

Talal Yassin

Andrew Stewart

Jim Chapman

Jeffrey Jaacks

John Benglesdorf

Gary Schellenberg

Robert Lara

10.27      Letter agreement dated March 16, 2006 between Geocom Resources Inc. and Kinross Gold Corp. (incorporated by reference from our Current Report on Form 8-K, filed on May 21, 2006).

10.28	Form of Subscription Agreement with the following placees:

Charles Haegelin

Peter Spina

Chris Mullen

Richard C. Pinkham

James Johnson

Hewitt Investment Properties, LLC

Betty Baylor

Pacific Trend Building Co. Inc.

Kristine C. Brenner

Peter Smith

John Smith

Andrew Smith

Larry M. Bush

Ray Jackson

Robert J. and Anne E. Scott

Judith B. Kidd

Richard B. Ressman

Jonathan Klahr

Weber Mfg Profit Sharing Plan Trust

Barry and Pam Fronek

Scott and Linda Fait

D. Stewart Armstrong

John E. and M. Shirley Hiner

(incorporated by reference from our Current Report on Form 8-K filed on August 25, 2006)

(14)	Code of Ethics

14.1        Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on October 14, 2004)

(21)	Subsidiaries

Minera Geocom Resources-Chile Limitada.

(31)	Section 302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of John Hiner
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Paul Chung
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of John Hiner
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Paul Chung

* Filed herewith

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate estimated fee to be billed by Staley, Okada & Partners, Chartered Accountants for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006 is $20,000.

The aggregate fees billed by LBB & Associates Ltd., LLP (formerly Lopez, Blevins, Bork & Associates, L.L.P) for professional services rendered in connection with our Form 10-KSB for the fiscal year ended June 30, 2006 were $2,500.

The aggregate fees billed by LBB & Associates Ltd., LLP (formerly Lopez, Blevins, Bork & Associates, L.L.P) for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 were $14,000.

The aggregate fees billed by LBB & Associates Ltd., LLP (formerly Lopez, Blevins, Bork & Associates, L.L.P) for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004 were $6,500.

Audit Related Fees

For the fiscal year ended June 30, 2006, the aggregate fees billed for assurance and related services by Staley, Okada & Partners, Chartered Accountants relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $4,962.

For the fiscal year ended June 30, 2006, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP (formerly Lopez, Blevins, Bork & Associates, L.L.P) relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $19,160.

For the fiscal year ended June 30, 2005, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP (formerly Lopez, Blevins, Bork & Associates, L.L.P) relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $0.

For the fiscal year ended June 30, 2004, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP (formerly Lopez, Blevins, Bork & Associates, L.L.P) relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $0.

Tax Fees

For the fiscal year ended June 30, 2006, the aggregate fees billed by Staley, Okada & Partners, Chartered Accountants for other non-audit professional services, other than those services listed above, totalled $0.

For the fiscal year ended June 30, 2006, the aggregate fees billed by LBB & Associates Ltd., LLP (formerly Lopez, Blevins, Bork & Associates, L.L.P) for other non-audit professional services, other than those services listed above, totalled $0.

For the fiscal year ended June 30, 2005, the aggregate fees billed by LBB & Associates Ltd., LLP (formerly Lopez, Blevins, Bork & Associates, L.L.P) for other non-audit professional services, other than those services listed above, totalled $0.

For the fiscal year ended June 30, 2004, the aggregate fees billed by LBB & Associates Ltd., LLP (formerly Lopez, Blevins, Bork & Associates, L.L.P) for other non-audit professional services, other than those services listed above, totalled $0.

We did not use Staley, Okada & Partners, Chartered Accountants or LBB & Associates Ltd., LLP (formerly Lopez, Blevins, Bork & Associates, L.L.P) for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We did not engage Staley, Okada & Partners, Chartered Accountants or LBB & Associates Ltd., LLP (formerly Lopez, Blevins, Bork & Associates, L.L.P) to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Staley, Okada & Partners, Chartered Accountants is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of entire Board of Directors); or
•

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

The audit committee has considered the nature and amount of fees billed by Staley, Okada & Partners, Chartered Accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Staley, Okada & Partners, Chartered Accountants’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOCOM RESOURCES INC.

By: /s/ John Hiner

John Hiner, President and Chief Executive Officer

(Principal Executive Officer)

Date: October 6, 2006

By: /s/ Paul Chung

Paul Chung, Chief Financial Officer, Secretary and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

Date: October 6, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Hiner
John Hiner	President and Chief Executive Officer	October 6, 2006
/s/ Paul Chung
Paul Chung	Chief Financial Officer, Secretary and Treasurer	October 6, 2006
/s/ Andrew Stewart
Andrew Stewart	Director	October 6, 2006
/s/ Talal Yassin
Talal Yassin	Director	October 6, 2006
/s/ Clyde Harrison
Clyde Harrison	Director	October 6, 2006