Form 10QSB
period 2006-09-30
GEOCOM RESOURCES INC
filed 2006-11-14
CIK 1141787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,740,494 common shares issued and outstanding as of September 30, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes ☐  No ☒

D/JLM/645720.1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Geocom Resources Inc. (An Exploration Stage Company)	Statement 1
Interim Consolidated Balance Sheets
U.S. Funds
Unaudited

(a) ASSETS	September 30 2006	June 30 2006
Current
Cash	$449,199	$131,812
Marketable securities	4,750	4,750
Other current assets	52,067	45,875
	506,016	182,437

Mineral Property Acquisition Costs (Note 4)	31,500	31,500
Property and Equipment (Note 9)	8,844	9,790
	$546,360	$223,727

LIABILITIES
Current
Accounts payable and accrued liabilities	$100,072	$78,482
Accounts payable - related parties	301,826	271,826
Due to joint venture partner (Note 4)	145,112	144,568
	547,010	494,876

Going concern (Note 2)

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock (Note 5)
Common stock
Authorized: 100,000,000 with $0.00001 par value
Issued and outstanding: 24, 803,788 (22,257,318)	249	223
Additional paid-in capital	4,731,744	4,255,623
Deficit Accumulated During the Exploration Stage	(4,733,160)	(4,526,900)
Accumulated Other Comprehensive Income (Loss)	517	(95)
	(650)	(271,149)
	$546,360	$223,727

- See Accompanying Notes -

D/JLM/645720.1

Geocom Resources Inc. (An Exploration Stage Company)	Statement 2
Interim Consolidated Statements of Shareholders’ Equity (Deficiency)
U.S. Funds
Unaudited

	Shares	Par Value	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Income	Total

Balance June 30, 2004	17,359,532	$174	$1,858,983	$(1,752,474)	$-	$106,683
Capital stock issued for cash	3,583,143	35	1,490,020	-	-	1,490,055
Stock options issued for services	-	-	182,746	-	-	182,746
Foreign currency translation	-	-	-	-	1,078	1,078
Loss for the year	-	-	-	(1,582,546)	-	(1,582,546)
Balance June 30, 2005	20,942,675	209	3,531,749	(3,335,020)	1,078	198,016
Capital stock issued for cash	1,164,643	12	237,541	-	-	237,553
Capital stock issued for property	150,000	2	31,498		-	31,500
Stock options issued for services	-	-	454,835	-	-	454,835
Foreign currency translation	-	-	-	-	(1,173)	(1,173)
Loss for the year	-	-	-	(1,191,880)	-	(1,191,880)
Balance June 30, 2006	22,257,318	223	4,255,623	(4,526,900)	(95)	(271,149)
Capital stock issued for cash	2,483,176	25	422,115	-	-	422,140
Capital stock issued for finders’ fees	63,294	1	10,759	-	-	10,760
Capital stock issuance costs	-	-	(31,731)	-	-	(31,731)
Stock options issued for services	-	-	74,978	-	-	74,978
Foreign currency translation	-	-	-	-	612	612
Loss for the period	-	-	-	(206,260)	-	(206,260)
Balance September 30, 2006	24,803,788	$249	$4,731,744	$(4,733,160)	$517	$(650)

- See Accompanying Notes -

D/JLM/645720.1

Geocom Resources Inc. (An Exploration Stage Company)	Statement 3
Interim Consolidated Statements of Operations
U.S. Funds
Unaudited

		For the Three Months Ended September 30		Inception through September 30
	2006	2005	2006
Operating Expenses
Mineral exploration expenditures	$11,740	$61,731	$2,687,274
Oil and gas activities	-	-	42,060
Other general and administrative	194,520	165,716	1,870,211
Loss from Operations	(206,260)	(227,447)	(4,599,545)
Write-down of marketable securities	-	-	(3,375)
Interest expense	-	-	(130,240)
Loss for the Period	$(206,260)	$(227,447)	$(4,733,160)

Loss Per Share
Basic and Diluted	$(0.01)	$(0.01)

Weighted-Average Shares Outstanding:
Basic and Diluted	23,444,924	20,940,675

D/JLM/645720.1

- See Accompanying Notes -

D/JLM/645720.1

Geocom Resources Inc. (An Exploration Stage Company)	Statement 4
Interim Consolidated Statements of Cash Flows
U.S. Funds
Unaudited

		For the Three Months Ended September 30		Inception through September 30,
`	2006	2005	2006
Cash Flows from Operating Activities
Loss for the period	$(206,260)	$(227,447)	$(4,733,160)
Adjustments to reconcile loss to cash used in operating activities:
Amortization of discount on notes payable	-	-	55,556
Depreciation	946	892	7,374
Shares received for properties	-	-	(8,125)
Write-down of marketable securities	-	-	3,375
Common shares issued for services	-	-	275,000
Common shares issued for interest expense	-	-	13,425
Stock options issued for services	74,978	91,373	775,234
Change in non-cash working capital:
Other current assets	(6,192)	(12,221)	(52,067)
Accounts payable and accrued liabilities	51,590	(72,643)	380,927
Due to joint venture partner	544	-	145,112
	(84,394)	(220,046)	(3,137,349)
Cash Flows from Investing Activities
Purchase of property and equipment	-	-	(16,218)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	500,000
Proceeds from notes payable – related parties	-	-	253,786
Repayment of notes payable – related parties	-	-	(253,786)
Proceeds from advances – related parties	-	-	118,982
Repayment of advances – related parties	-	-	(118,982)
Issuance of common stock	401,169	45,500	2,908,109
	401,169	45,500	3,602,249

Effects of exchange rates on cash	612	(5,107)	517

Net Change in Cash	317,387	(179,653)	449,199
Cash – Beginning of period	131,812	289,412	-
Cash – End of period	$449,199	$109,759	$449,199

Supplemental Cash Flow Information
Interest paid	$-	$-	$61,259
Income taxes paid	$-	$-	$-

Summary of Non-Cash Investing and Financing Transactions
Shares issued for finders’ fees	$10,760	$-	$-
Shares issued for mineral properties	$-	$-	$31,500
Shares received for mineral properties	$-	$-	$8,125
Shares issued on conversion of notes payable	$-	$-	$500,000

- See Accompanying Notes -

D/JLM/645720.1

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2006
U.S. Funds
Unaudited

SCHEDULE "A"1.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Geocom Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended June 30, 2006 as reported in Form 10-KSB, have been omitted.

2.	Going Concern

The Company has recurring losses and has a deficit accumulated during the exploration stage of $4,733,160 as of September 30, 2006. These financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. The Company's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

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

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2006
U.S. Funds
Unaudited

December 15, 2005, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R.

4.	Exploration Properties

The Company has entered into an option agreement dated November 29, 2005 with Latin American Minerals Inc. (“Latin American”) in respect of its La Carolina project, located in Argentina. TNR Gold Corp. (“TNR) is also a party to the agreement as is its wholly owned subsidiary, Compania Minera Solitario Argentina S.A. (“Solitario”) which currently holds title to the property. The Company’s chief financial officer is a director of TNR. The option agreement requires Latin American to pay a total of $125,000 and issue a total of 125,000 shares to the Company and TNR, as to equal parts, over a period of four years. The Company has received $12,500 and 12,500 shares to September 30, 2006. Pursuant to the option agreement, Latin American has the right to earn an undivided 75% interest in the property by making the cash and share payments and by incurring a total of $1,000,000 in exploration expenditures on the property over a period of five years. Latin American is entitled to earn a 37.5% interest in the property upon incurring $500,000 in exploration expenditures and by paying a total of $62,500 in cash and issuing 62,500 shares.

The Company acquired its option to earn a 75% working interest in the La Carolina property from TNR in 2003. To vest its interest in the property, the Company was required to make a total of $2,000,000 in exploration expenditures as well as issue shares to TNR. The Company spent a total of $616,676 on the property. To facilitate the option agreement with Latin American, TNR and the Company mutually agreed to renegotiate the terms of the La Carolina option agreement such that: the Company has fully vested its interest in the project; the Company reduces its vested interest from the originally contemplated 75% to 50%, effective November 29, 2005; the Company issued 150,000 shares to Solitario, and TNR agrees that such issuance is compensation to TNR and Solitario for its agreement. In addition, the Company and TNR agree to manage the project via management committee and acceptable budgets, subject to the option agreement held by Latin American. The value of the 150,000 shares issued to TNR ($31,500) has been capitalized as an acquisition cost in these financial statements.

On January 24, 2005, MGRC signed a formal joint venture agreement to earn a 55% interest on the Escorpion gold property from Minera Canela S.A. The property is situated in the fourth region Province of Choapa in Chile. To earn its 55% interest, the Company must spend $1,700,001 over four years on exploration and development and with a firm commitment to spend $150,001 in exploration on the property on or by December 31, 2005. The Company incurred $236,678 by December 31, 2005 and must spend a cumulative $1,700,001 by January 24, 2009.

The Company has signed a joint venture agreement with Kinross Gold Corporation (“Kinross”) whereby the Company and Kinross will jointly explore certain areas in Chile. Each company will fund $190,000 towards the project, with any properties acquired being shared on an equal basis. Kinross will have the option, subject to certain conditions, to earn an additional 20% interest in each project. As at September 30, 2006, the unspent portion of Kinross’ share of the initial exploration budget, which amounted to $145,112, has been presented in these financial statements as a current liability.

On May 20, 2003, the Company entered into an agreement with TNR to earn a 75% interest in TNR's option to earn a 70% interest in BHP Minerals International Exploration Inc.'s (BHP) Iliamna Project in Alaska. The interest earned is subject to a back-in right held by BHP to reacquire a 70% interest in the project with an obligation to fund

D/JLM/645720.1

the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production.

D/JLM/645720.1

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2006
U.S. Funds
Unaudited

4.	Exploration Properties – (Continued)

On October 31, 2003, the Company announced the acquisition of two gold and base metal projects in Chile. Company personnel staked both properties on behalf of the Corporation. The Santa Rosa and Marcelita properties comprise a total of 2433 hectares located in the Zapallar mining district, 40 kilometers southeast of Copiapó, Tierra Amarilla County, Region III, Chile. The Corporation controls 100% of the property acquired.

On February 16, 2004, the Company announced the acquisition, by staking, of six claims that provide a 100% interest in 680 hectares (1,680 acres) in northern Chile. Company personnel staked the claims to cover several sediment hosted copper and gold occurrences.

5.	Capital Stock

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

Details of the issued and outstanding capital stock as at September 30, 2006 are as follows:

	Shares Issued	Par Value	Additional Paid in Capital
Balance – beginning of period	22,257,318	$223	$4,255,623
Issued and fully paid:
Private placement (i)	2,483,176	25	422,115
Capital stock issued for finders’ fees on Private placement (i)	63,294	1	10,759
Capital stock issuance costs on Private placement (i)	-	-	(31,731)
Stock-based compensation (Note 7)	-	-	74,978
Balance – end of period	24,803,788	$249	$4,731,744

(i)

During the period, the Company raised gross proceeds of $422,140 by way of a private placement consisting of 2,483,176 units at a price of $0.17 per unit (“Unit”). Each Unit consists of one common share of the Company and one share purchase warrant with each whole warrant entitling the holder to purchase an additional common share of the Company for a period of one year at a price of $0.50.  The Company paid a cash finders’ fees of $20,971 and issued 63,294 warrants as finders’ fees in connection with the private placement. The finder’s fee warrants were fair valued at $10,760 and the warrants have the same terms as the warrants of the offering.

D/JLM/645720.1

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2006
U.S. Funds
Unaudited

6.	Stock Options

In December 2003, the Company adopted a stock option plan under which 1,700,000 shares of the Company’s common stock have been reserved for issuance.

Option activity was as follows for the periods ended September 30:

	2006		2005
	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price
Balance – beginning of period	1,445,000	0.25	1,540,000	0.93
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance – end of period	1,445,000	0.25	1,540,000	0.93
Exercisable at end of period	1,231,000	0.25	1,009,000	0.93

All outstanding stock options were re-priced to an exercise price of $0.25 on March 20, 2006. A summary of the options outstanding at September 30, 2006 is as follows:

Exercise Price	Shares	Weighted-average life in years	Exercisable	Expiry
0.25	380,000	0.31	380,000	January 21, 2007
0.25	575,000	0.82	575,000	July 26, 2007
0.25	200,000	1.19	160,000	December 8, 2007
0.25	165,000	0.33	66,000	January 27, 2009
0.25	125,000	0.47	50,000	March 20, 2009
	1,445,000	0.85	1,231,000

D/JLM/645720.1

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2006
U.S. Funds
Unaudited

7.	Stock Based Compensation

For the periods ended September 30, the Company issued stock options to its directors, officers and employees and recognized stock-based compensation as follows:

	2006	2005
Total options granted	-	-
Average exercise price	$-	$-
Estimated fair value of compensation	$-	$-
Estimated fair value per option	$-	$-

The fair value of the stock-based compensation to be recognized in the accounts has been estimated using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

	2006	2005
Risk-free interest rate	-	-
Expected dividend yield	-	-
Expected stock price volatility	-	-
Expected option life in years	-	-

The company has recorded stock-based compensation for the options that vested during the period as follows:

	2006	2005
Number of options vested in period	201,000	268,000
Stock-based compensation expense	$74,978	$91,373

Option pricing models require the input of highly subjective assumptions, particularly as to the expected price volatility of the Company’s stock. Changes in these assumptions can materially affect the fair value estimated, and therefore it is management’s view that the existing models do not necessarily provide a single reliable measure of the fair value of the Company’s stock option grants.

Had the fair value of employee stock-based compensation been recognized as compensation expense, prior to the adoption of SFAS 123 (Note 3), on a straight-line basis over the vesting period of the stock options, the pro forma effect on the loss for the period ending September 30 is as follows:

	2006	2005
Loss, as reported	$(206,260)	$(227,447)
Less: Unrecorded stock-based employee compensation determined under fair value based method	-	(146,442)
Pro forma loss	$(206,260)	$(373,889)
Basic and diluted loss per share

D/JLM/645720.1

As reported	$(0.01)	$(0.01)
Pro forma	$(0.01)	$(0.02)

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2006
U.S. Funds
Unaudited

8.	Stock Warrants

At September 30, 2006, the Company had share purchase warrants outstanding to purchase common shares as follows:

Shares	Exercise Price	Expiry Date
2,487,500	$ 0.25	October 31, 2006 (i)
2,483,176	$ 0.50	August 23, 2008
63,294	$ 0.50	August 23, 2008
4,970,676

(i)	Subsequently extended the expiry date (Note 12).

9.	Property and Equipment

Property and equipment consists of computer equipment, office furniture, and exploration equipment. The property and equipment is depreciated using the straight-line method with useful lives ranging from 3-5 years. Details are as follows:

	Cost	Accumulated Amortization	September 30 2006 Net Book Value
Furniture and fixtures	$692	$498	$194
Computer equipment	6,325	4,973	1,352
Exploration equipment	9,555	2,257	7,298
	$16,572	$7,728	$8,844

10.	Related Party Transactions

The Company has month to month service agreements with related parties. Currently, two directors and one officer each receive $2,500 per month and one officer receives $7,500 per month for services performed on behalf of the Company. For the period ending September 30, 2006 and 2005 payments to related parties for services were $45,000 and $47,500, respectively.

D/JLM/645720.1

As discussed in note 5, the Company has entered into a transaction with a company of which the Company’s Chief Financial Officer is a shareholder and director.

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2006
U.S. Funds
Unaudited

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

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” SFAS No. 109 requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $1,327,322 at June 30, 2006 is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized.

At June 30, 2006 the Company had net operating loss carry-forwards amounting to approximately $3.7 million and $.4 million for U.S. and Chile tax purposes, respectively, that expire in various amounts beginning in 2020 in the U.S. and never expire in Chile.

12.	Subsequent Event

By director’s consent resolution and subsequent 8K filing, outstanding warrants priced at $0.25 that were set to expire on October 31, 2006 were extended under the same exercise and price conditions until April 30, 2007.

D/JLM/645720.1

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

D/JLM/645720.1

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

We have an option to acquire a 52.5% undivided interest in a property in Iliamna, Alaska covering approximately 12,683 hectares. We own a 50% beneficial interest in the La Carolinas property in Argentina covering approximately 1,318 hectares. We also own two properties in northern Chile - one comprised of approximately 2,433 hectares and the other comprised of approximately 680 hectares. In addition, we have an option to acquire a 55% interest in a property covering approximately 159 hectares located in the middle of Chile. These properties are discussed in greater detail in the sections of this Quarterly Report on Form 10-QSB titled “Description of Property” beginning on page 16, below.

We have also commenced reconnaissance and exploration activities in regions 10 and 11 in Chile through the use of an extensive, regional database. We intend to continue these reconnaissance and exploration efforts with the expectation of acquiring additional mineral properties. This reconnaissance program is discussed in greater detain in the section of this Quarterly Report on Form 10-QSB titled “Description of Property” beginning on page 16, below.

We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit any of our mineral properties, and there is no assurance that we will discover any. We intend to explore these properties with a view to exploiting any mineral deposits we discover or selling or otherwise assigning the rights to do so.

The address of our principal executive office is 114 West Magnolia Street, Suite 413, Bellingham, Washington 98225. Our telephone number is 360-392-2898

We are also currently pursuing other projects within the mineral resource sector. Our principal capital resources have been through issuance of our common stock, shareholder loans and borrowing.

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

Description of Property

Our principal executive offices are currently located at Suite 413-114 West Magnolia Street, Bellingham, Washington, 98225. We lease these premises from Crown Plaza Executive Office Suites at a cost of $613 per month. The lease expires on October 31, 2006.

D/JLM/645720.1

We have interests in five projects located in Argentina, Alaska, and Chile. We have also embarked on an reconnaissance and exploration venture in Chile.

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

D/JLM/645720.1

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

D/JLM/645720.1

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

D/JLM/645720.1

as a mineral reserve. In 1999, the government of Argentina released the property to the public. Compania Minera Solitario Argentina, a wholly owned subsidiary of TNR Gold, acquired the La Carolina property by staking claims on the property.

Exploration

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

For information on our plans for this property over the next twelve months, please see the section of this Annual Report on Form 10-KSB entitled “Plan of Operations” beginning on page 27 below.

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

D/JLM/645720.1

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

Agreement and Terms

On May 20, 2003, we entered into an agreement with TNR Gold and BHP Minerals International Exploration Inc. to earn a 75% interest in TNR Gold's Farm-Out Agreement pursuant to which TNR Gold could earn a 70% interest in BHP's Iliamna project. Upon exercising our option, we will hold a 52.5% undivided interest in the Iliamna project. To earn our 75% interest in TNR Gold’s Farm-Out Agreement (such that we would have a 52.5% net undivided interest in the Iliamna project), we were required to spend US$ 500,000 prior to September 26, 2004, including an expenditure of $350,000 by May 7, 2004.

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

As of September 30, 2006, we have spent a total of $1,146,323 on the Iliamna project.

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

D/JLM/645720.1

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

We commenced drilling in the “D” claims early in 2006. We drilled two 250 meter core holes to test a large geophysical anomaly underlying the “D” claims. A further two holes were drilled on the D claims in June, 2006. We have still not received the analytical results for these holes from the laboratory. The cost of the program was estimated to be $350,000. This project was completed in June 2006. Total project cost to date is $1,129,874. For information on our plans for this property over the next twelve months, please see the section of this Annual Report on Form 10-KSB entitled “Plan of Operations” beginning on page 27 below.

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

D/JLM/645720.1

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

Property and Claims

The Escorpion Property includes two previously operated gold mines, the Merceditas and the Chululera. Additionally, the property has extensive prospect activity, ranging from small trenches and pits to several small adits (an adit is a mine opening) and substantial glory holes (a glory hole is a prospect pit)

The known showings on the Escorpión property cover an area of approximately 150 meters by 2,200 meters, and form a corridor trending north-northeasterly across the property. These are known as the Merciditas, Chululera, Escorpión, Amax, Crystal and Crystal South showings and have received varying degrees of attention. Two of the zones, the Merceditas and the Chululera, have been mined in the past. Underground and surface workings are present at both locations; however, records of the ore removed and gold recovered are not available. Previous sampling conducted in 2003 showed gold grades in the underground workings of up to 12 grams per tonne (0.35 oz/ton Au) over widths of several meters and dump grab samples of up to 26 grams per tonne (0.76 oz/ton Au). An additional showing called Amax is located near Chululera, but has received only minor prospecting attention.

Location Area	Name	Owner
Canela	Merceditas 1 to 7	Minera Canella S.A.
Canela	La Escorpión 1 to 12a	Minera Canella S.A
Canela	La Cristal 1 to 20	Minera Canella S.A
Canela	Libra 1 to 10	Minera Canella S.A
Canela	Miguel 1 to 56	Minera Canella S.A
Canela	Tulipan	Minera Canella S.A
Canela	Palo de Agua	Minera Canella S.A
Canela	Peonia	Minera Canella S.A

D/JLM/645720.1

Canela	Gladiolo	Minera Canella S.A
Canela	Rosa	Minera Canella S.A
Canela	Crisantemo	Minera Canella S.A
Canela	Clavel	Minera Canella S.A

Agreement and Terms

We can earn a 55% undivided interest in the Escorpión property by making staged exploration expenditures on the property over a four year period. To earn our 55% undivided interest, we must spend an aggregate of US $1,700,001 over four years on exploration of the property, $150,001 of which we had to spend in exploration on the property on or by December 31, 2005. We must spend a further $250,000 on exploration of the property on or before the second anniversary of signing the agreement, a further $500,000 on exploration of the property on or before the third anniversary of signing the agreement and a further eight hundred thousand must be expended on exploration of the property on or before the third anniversary of signing the agreement. If we exercise our option and earn our 55% interest in the property, we intend to form a Chilean company with our partner Minera Canela to exploit the property. Provided that we exercise our option and acquire a 55% interest in Escorpión, we may acquire an additional 5% interest in the Escorpión property at any time thereafter by making an additional cash payment of $162,500 or by issuing that number of our common shares equal to $162,500 to Minera Canela.

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

D/JLM/645720.1

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

D/JLM/645720.1

2005, we had spent $236,678 on mineral exploration at the Escorpión property and at June 30, 2006, we had spent $240,284 on mineral exploration at the property.

We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit or an ore reserve exists at the Escorpión property. For information on our plans for this property over the next twelve months, please see the section of this Annual Report on Form 10-KSB entitled “Plan of Operations” beginning on page 27 below. We have not obtained any insurance with respect to the property.

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

At the Cucaracha property, sedimentary rocks host copper and gold mineralization where favorable strata are intruded by an igneous pluton. Rock samples collected in 2003 by our geologists reported gold values up to 3.19 grams per tonne and copper values up to 1.63% within contact metamorphosed sedimentary rocks. Rock chip samples from stockwork and veins in the diorite intrusive yield gold values up to 1.74 grams per tonne. Only a small area of the sedimentary strata and intrusive rocks has been prospected. Our geologists consider the property to have excellent exploration potential on a district-level scale for bulk mineable gold as well as copper deposits.

The project is accessible via paved roads, and can be operated year round.

We have not undertaken any significant exploration activity at the Cucaracha property. For information on our plans for this property over the next twelve months, please see the section of this Annual Report on Form 10-KSB entitled “Plan of Operations” beginning on page 27 below.

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

We have not undertaken any significant exploration activity at the Santa Rosa and Marcelita properties. For information on our plans for these properties over the next twelve months, please see the section of this Annual Report on Form 10-KSB entitled “Plan of Operations” beginning on page 27 below.

D/JLM/645720.1

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

D/JLM/645720.1

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

We have spent $488,619 to September 30, 2006 on this program. As a result of these expenditures, we have performed geological mapping and rock sampling of the areas of interest to us.

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

D/JLM/645720.1

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

.

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

D/JLM/645720.1

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

D/JLM/645720.1

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

We hold options to earn a net 52.5% undivided interest in the Iliamna project in Alaska and a 55% undivided interest in the Escorpion property in Chile and, if we fail to meet the requirements of these option agreements, including any payments to the grantors of these options and any exploration obligations that we have regarding these properties, we may lose our right to earn our interest in the Iliamna property or our right to earn our interest in the Excorpion property.

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

D/JLM/645720.1

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

We had cash in the amount of US$449,199 as at September 30, 2006 (US $131,812 as of June 30, 2006). Our cash increased as a result of raising additional equity in August, 2006 of $422,140. As at September 30, 2006 we had a working capital deficiency of $(40,994) as compared to June 30, 2006, when we had a working capital deficiency of $(312,439). We estimate our average monthly operating expenses to be approximately $102,000 each month, including exploration, general and administrative expenses. As a result, we believe that we will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months.

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

D/JLM/645720.1

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

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

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

D/JLM/645720.1

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

La Carolina project

We do not plan to conduct any exploration work at La Carolina project in the next 12 months as we expect Latin American to conduct an exploration program in order to earn their interest in the property in accordance with the terms and conditions of their option agreement at La Carolina. See “Description of Property” beginning on page 16 above.

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

D/JLM/645720.1

Escorpión property

We do not anticipate incurring any further expenditure on this property during the next 12 months.

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

D/JLM/645720.1

At September 30, 2006, there was a working capital deficiency of $(40,994) compared to a working capital deficiency of $(312,439) at June 30, 2005.

At September 30, 2006, our total assets were $546,360, which consisted primarily of $ 449,199 in cash.

At September 30, 2006, our total current liabilities increased to $547,010 from $494,876 at June 30, 2006 due to the closing from our private placement was at the end of the quarter.

We posted losses of $ 206,260 for the three months ending September 30, 2006 and $4,733,160 since inception to September 30, 2006. The principal components of the losses for the three months ended September 30, 2006 were general and administrative expenses of $194,520 and exploration expenses of $11,740. By comparison, as of the three months ended September 30, 2005 we had incurred general and administration expenses of $165,716 and exploration expenditures of $61,731. The reduction in exploration expenses in the past quarter was a result of reduced exploration activities on the properties.

Operating expenses for the three months ending September 30, 2006 were $206,260, compared to the three months ending September 30, 2005, which were $227,447. The decrease in operating expenses in the past quarter was a result of decreased activities in the company’s Chile operations.

At September 30, 2006, we had cash on hand of $449,199.

Going Concern

We have historically incurred losses, and through September 30, 2006 have incurred losses of $4,733,160 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings and/or bank financing.

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

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. . To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

D/JLM/645720.1

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

D/JLM/645720.1

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None

Item 5. Other Information

None

D/JLM/645720.1

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

GEOCOM RESOURCES INC.
Date November 14, 2006	/s/ John Hiner
John Hiner, President and CEO (Principal Executive Officer)

Date November 14, 2006	/s/ Paul Chung
Paul Chung, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date November 14, 2006	/s/ Andrew Stewart
Andrew Stewart Director

Date November 14, 2006	/s/ Talal Yassin
Talal Yassin Director

Date November 14, 2006	/s/ Clyde Harrison
Clyde Harrison Director

D/JLM/645720.1