Form 10QSB
period 2006-12-31
GEOCOM RESOURCES INC
filed 2007-02-14
CIK 1141787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,003,494common shares issued and outstanding as of September 30, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Geocom Resources Inc. (An Exploration Stage Company)	Statement 1
Interim Consolidated Balance Sheets
U.S. Funds
Unaudited

ASSETS	December 31, 2006	June 30, 2006
Current
Cash	$37,743	$131,812
Marketable Securities (Note 4)	2,575	4,750
Other current assets	76,810	45,875
	117,128	182,437

Mineral Property Acquisition Costs (Note 4)	31,500	31,500
Property and Equipment (Note 9)	11,489	9,790
	$160,117	$223,727

LIABILITIES
Current
Accounts payable and accrued liabilities	$71,395	$78,482
Accounts payable - related parties	145,502	271,826
Due to joint venture partner (Note 4)	128,458	144,568
	345,355	494,876
Going Concern (Note 2)

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock
Common stock (Note 5)
Authorized: 100,000,000 with $0.00001 par value
Issued and outstanding: 24,803,788 (22,257,318)	249	223
Additional paid-in capital	4,749,319	4,255,623
Deficit Accumulated During the Exploration Stage	(4,935,015)	(4,526,900)
Accumulated Other Comprehensive Income	209	(95)
	(185,238)	(271,149)
	$160,117	$223,727

- See Accompanying Notes -

Geocom Resources Inc. (An Exploration Stage Company)	Statement 2
Interim Consolidated Statements of Shareholders’ Equity (Deficiency)
U.S. Funds
Unaudited

	Shares	Par Value	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Income	Total

Balance June 30, 2004	17,359,532	$174	$1,858,983	$(1,752,474)	$-	$106,683
Shares issued for cash	3,583,143	35	1,490,020	-	-	1,490,055
Stock options issued for services	-	-	182,746	-	-	182,746
Foreign currency translation	-	-	-	-	1,078	1,078
Loss for the year	-	-	-	(1,582,546)	-	(1,582,546)
Balance June 30, 2005	20,942,675	209	3,531,749	(3,335,020)	1,078	198,016
Shares issued for cash	1,164,643	12	237,541	-	-	237,553
Shares issued for property	150,000	2	31,498		-	31,500
Stock options issued for services	-	-	454,835	-	-	454,835
Foreign currency translation	-	-	-	-	(1,173)	(1,173)
Loss for the year	-	-	-	(1,191,880)	-	(1,191,880)
Balance June 30, 2006	22,257,318	223	4,255,623	(4,526,900)	(95)	(271,149)
Shares issued for cash	2,483,176	25	422,115	-	-	422,140
Shares issued for finders’ fees	63,294	1	10,759	-	-	10,760
Share issuance costs	-	-	(31,731)	-	-	(31,731)
Stock options issued for services	-	-	92,553	-	-	92,553
Foreign currency translation	-	-	-	-	304	304
Loss for the period	-	-	-	(408,115)	-	(408,115)
Balance December 31, 2006	24,803,788	$249	$4,749,319	$(4,935,015)	$209	$(185,238)

- See Accompanying Notes -

Geocom Resources Inc. (An Exploration Stage Company)	Statement 3
Interim Consolidated Statements of Operations
U.S. Funds
Unaudited

		For the Three Months Ended December 31,		For the Six Months Ended December 31,		Inception through December 31,
	2006	2005	2006	2005	2006
Operating Expenses
Mineral exploration expenditures	$155,974	$56,772	$167,714	$118,503	$2,843,248
Oil and gas activities	-	-	-	-	42,060
Other general and administrative	43,706	47,611	238,226	213,327	1,913,917
Loss from Operations	(199,680)	(104,383)	(405,940)	(331,830)	(4,799,225)
Write-down of marketable securities	(2,175)	-	(2,175)	-	(5,550)
Interest Expense	-	-	-	-	(130,240)
Loss for the Period	$(201,855)	$(104,383)	$(408,115)	$(331,830)	$(4,935,015)

Loss Per Share
Basic and Diluted	$0.01	$0.00	$0.02	$0.02

Weighted-Average Shares Outstanding:
Basic and Diluted	24,803,788	20,942,675	24,139,491	20,942,675

- See Accompanying Notes -

Geocom Resources Inc. (An Exploration Stage Company)	Statement 4
Interim Consolidated Statements of Cash Flows
U.S. Funds
Unaudited

		For the Three Months Ended December 31,		For the Six Months Ended December 31,		Inception through December 31,
	2006	2005	2006	2005	2006
Cash Flows from Operating Activities
Loss for the period	$(201,855)	$(104,383)	$(408,115)	$(331,830)	$(4,935,015)
Adjustments to reconcile loss to cash used in operating activities:
Amortization of discount on notes payable	-	-	-	-	55,556
Depreciation	1,006	716	1,952	1,875	8,380
Shares received for properties	-	-	-	-	(8,125)
Write-down of marketable securities	2,175	-	2,175	-	5,550
Common shares issued for services	-	-	-	-	275,000
Common shares issued for interest expense	-	-	-	-	13,425
Stock options issued for services	17,575	-	92,553	91,373	792,809
Change in non-cash working capital:
Other current assets	(24,743)	(15,434)	(30,935)	(27,655)	(76,810)
Accounts payable and accrued liabilities	(185,001)	28,310	(133,411)	(44,333)	216,897
Due to joint venture partner	(16,654)	-	(16,110)	-	128,458
Share subscriptions received	-	-	-	45,500	-
	(407,497)	(90,791)	(491,891)	(265,070)	(3,523,875)

Cash Flows from Investing Activities
Purchase of property and equipment	(3,651)	(95)	(3,651)	(362)	(19,869)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	-	-	500,000
Proceeds from notes payable – related parties	-	-	-	-	253,786
Repayment of notes payable – related parties	-	-	-	-	(253,786)
Proceeds from advances – related parties	-	-	-	-	118,982
Repayment from advances – related parties	-	-	-	-	(118,982)
Issuance of common stock	-	-	401,169	-	3,081,278
	-	-	401,169	-	3,581,278

Effects of exchange rates on cash	(308)	10,653	304	5,546	209

Net Change in Cash	(411,456)	(80,233)	(94,069)	(259,886)	37,743
Cash – beginning of period	449,199	109,759	131,812	289,412	-
Cash – End of period	$37,743	$29,526	$37,743	$29,526	$37,743

Supplemental Cash Flow Information
Interest paid	$-	$-	$-	$-	$61,259
Income taxes paid	$-	$-	$-	$-	$-

Summary of Non-Cash Investing and Financing Transactions
Shares issued for mineral properties	$-	$-	$-	$-	$31,500
Shares issued on conversion of notes payable	$-	$-	$-	$-	$500,000
Share subscriptions held in trust	$-	$-	$-	$71,428	$-

- See Accompanying Notes -

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006
U.S. Funds
Unaudited

1.	Basis of Presentation

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

Geocom has recurring losses and has a deficit accumulated during the exploration stage of $4,935,015 as of December 31, 2006. Geocom's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Geocom has no current source of revenue. Without realization of additional capital, it would be unlikely for Geocom to continue as a going concern. Geocom's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Geocom's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

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

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006
U.S. Funds
Unaudited

4.	Exploration Properties

Geocom has entered into an option agreement dated November 29, 2005 with Latin American Minerals Inc. (“Latin American”) in respect of its La Carolina project, located in Argentina. TNR Gold Corp. (“TNR) is also a party to the agreement as is its wholly owned subsidiary, Compania Minera Solitario Argentina S.A. (“Solitario”) which currently holds title to the property. The Company’s chief financial officer is a director of TNR. The option agreement requires Latin American to pay a total of $125,000 and issue a total of 125,000 shares to Geocom and TNR, as to equal parts, over a period of four years. The Company has received $12,500 and 12,500 shares (fair valued at $2,575) to December 31, 2006. Pursuant to the option agreement, Latin American has the right to earn an undivided 75% interest in the property by making the cash and share payments and by incurring a total of $1,000,000 in exploration expenditures on the property over a period of five years. Latin American is entitled to earn a 37.5% interest in the property upon incurring $500,000 in exploration expenditures and by paying a total of $62,500 in cash and issuing 62,500 shares. We have not received any reports from Latin American Minerals yet. Their annual report requirement occurs in April 2007

Geocom acquired its option to earn a 75% working interest in the La Carolina property from TNR in 2003. To vest its interest in the property, the Company was required to make a total of $2,000,000 in exploration expenditures as well as issue shares to TNR. Geocom spent a total of $616,676 on the property. To facilitate the option agreement with Latin American, TNR and Geocom mutually agreed to renegotiate the terms of the La Carolina option agreement such that: Geocom has fully vested its interest in the project; Geocom reduces its vested interest from the originally contemplated 75% to 50%, effective November 29, 2005; Geocom issued 150,000 shares to Solitario, and TNR agrees that such issuance is compensation to TNR and Solitario for its agreement. In addition, the Company and TNR agree to manage the project via management committee and acceptable budgets, subject to the option agreement held by Latin American. The value of the 150,000 shares issued to TNR ($31,500) has been capitalized as an acquisition cost in these financial statements.

On January 24, 2005, MGRC signed a formal joint venture agreement to earn a 55% interest on the Escorpion gold property from Minera Canela S.A. The property is situated in the fourth region Province of Choapa in Chile. To earn its 55% interest, Geocom must spend $1,700,001 over four years on exploration and development and with a firm commitment to spend $150,001 in exploration on the property on or by December 31, 2005. Geocom incurred $236,678 by December 31, 2005 and must spend a cumulative $1,700,001 by January 24, 2009. Although 2005 drill results confirmed the presence of gold in multiple zones, the ore potential was judged insufficient to merit additional expenditures. The Company is considering offering the project for joint venture to other North American parties.

The Company has signed a joint venture agreement with Kinross Gold Corporation (“Kinross”) whereby Geocom and Kinross will jointly explore certain areas in Chile. Each company will fund $190,000 towards the project, with any properties acquired being shared on an equal basis. Kinross will have the option, subject to certain conditions, to earn an additional 20% interest in each project. As at December 31, 2006, the unspent portion of Kinross’ share of the initial exploration budget, which amounted to $128,458, has been presented in these financial statements as a current liability.

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
December 31, 2006
U.S. Funds
Unaudited

4.	Exploration Properties – (Continued)

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

Details of the issued and outstanding capital stock as at December 31, 2006 are as follows:

	Shares	Par Value	Additional Paid in Capital
Balance – beginning of period	22,257,318	$223	$4,255,623
Issued and fully paid:
Private placement (i)	2,483,176	25	422,115
Shares issued as finders’ fees	63,294	1	10,759
Share issuance costs	-	-	(31,731)
Stock-based compensation (Note 7)	-	-	92,553
Balance – end of period	24,803,788	$249	$4,749,319

(i)

During the period, the Company raised gross proceeds of $422,140 by way of a private placement consisting of 2,483,176 units at a price of $0.17 per unit (“Unit”). Each Unit consists of one common share of the Company and one share purchase warrant with each whole warrant entitling the holder to purchase an additional common share of the Company for a period of one year at a price of $0.50.  The Company paid cash finders’ fees of $20,971 and issued 63,294 units as finders’ fees in connection with the private placement. The finders’ fee units were fair-valued at $10,760 and the warrants have the same terms as the warrants of the offering.

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006
U.S. Funds
Unaudited

6.	Stock Options

In December 2003, Geocom adopted a stock option plan under which 1,700,000 shares of the Company’s common stock have been reserved for issuance.

Option activity was as follows for the periods ended December 31:

	2006		2005
	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price
Balance – beginning of period	1,445,000	0.25	1,540,000	0.93
Granted	125,000	0.35	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance – end of period	1,570,000	0.26	1,540,000	0.93
Exercisable at end of period	1,300,000	0.25	1,049,000	0.93

All outstanding stock options were re-priced to an exercise price of $0.25 on March 20, 2006. A summary of the options outstanding at December 31, 2006 is as follows:

Exercise Price	Shares	Weighted-average life in years	Exercisable	Expiry
0.25	380,000	0.06	380,000	January 21, 2007
0.25	575,000	0.57	575,000	July 26, 2007
0.25	200,000	0.94	200,000	December 8, 2007
0.25	165,000	2.08	70,000	January 27, 2009

0.25	125,000	2.22	50,000	March 20, 2009
0.35	125,000	2.83	25,000	November 1, 2009
	1,570,000	0.96	1,300,000

7.	Stock Based Compensation

For the periods ended December 31, the Company issued stock options to its directors, officers and employees and estimated the related stock-based compensation as follows:

	2006	2005
Total options granted	125,000	-
Average exercise price	$0.25	$-
Estimated fair value of compensation	$25,015	$-
Estimated fair value per option	$0.20	$-

7.	Stock Based Compensation – Continued

The fair value of the stock-based compensation to be recognized in the accounts has been estimated using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

	2006	2005
Risk-free interest rate	4.56%	-
Expected dividend yield	0.00%	-
Expected stock price volatility	106.38%	-
Expected option life in years	3.00	-

The company has recorded stock-based compensation for the options that vested during the period as follows:

	2006	2005
Number of options vested in period	268,000	308,000
Stock-based compensation expense	$92,553	91,373

40,000 stock options were issued in 2007 to geologists who work exclusively on the south Chile reconnaissance joint venture.

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

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006
U.S. Funds
Unaudited

Had the fair value of employee stock-based compensation been recognized as compensation expense, prior to the adoption of SFAS 123 (Note 3), on a straight-line basis over the vesting period of the stock options, the pro forma effect on the loss for the period ending December 31, 2005 is as follows:

		2006	2005
Loss, as reported		$(408,115)	$(331,830)
Less: Unrecorded stock-based employee compensation determined under fair value based method		-	(156,274)
Pro forma loss	$	n/a	$(488,104)
Basic and diluted loss per share
As reported		$(0.02)	$(0.02)
Pro forma	$	n/a	$(0.02)

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006
U.S. Funds
Unaudited

8.	Stock Warrants

At December 31, 2006, the Company had share purchase warrants outstanding to purchase common shares as follows:

Shares	Exercise Price	Expiry Date
2,487,500	$ 0.25	(i) April 30, 2007
310,000	$ 0.25	(ii) April 30, 2007
2,483,176	$ 0.50	August 23, 2008
63,294	$ 0.50	August 23, 2008
5,343,970

(i)	During the period, the Company extended the expiry date of these warrants from October 31, 2006.

(ii)           During the period, the Company extended the expiry date of these warrants from November 30, 2006 and re-priced them from $0.50.

9.	Property and Equipment

Geocom’s fixed assets consist of computer equipment, office furniture, and exploration equipment. The fixed assets are depreciated using the straight-line method with useful lives ranging from 3-5 years. Details are as follows:

	Cost	Accumulated Amortization	December 31 2006 Net Book Value
Furniture and fixtures	$692	$533	$159
Computer equipment	6,325	5,500	825
Exploration equipment	13,207	2,702	10,505
	$20,224	$8,735	$11,489

10.	Related Party Transactions

Geocom has month to month service agreements with related parties. Currently, two directors and one officer each receive $500 per month and one officer receives $7,500 per month for services performed on behalf of the Company. For the period ending December 31, 2006 and 2005, payments to related parties for services were $72,000 and $105,000, respectively.

As discussed in note 5, the Company has entered into a transaction with a company of which Geocom’s Chief Financial Officer is a shareholder and director.

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006
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

13.	Subsequent Events

Subsequent to December 31, 2006, the Company closed two non-brokered private placements totalling $407,490. The Company also granted 40,000 stock options @ $0.35 expiring Jan 2, 2010 to two members of its senior technical staff.

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

Description of Property

Our principal executive offices are currently located at Suite 413-114 West Magnolia Street, Bellingham, Washington, 98225. We lease these premises from Crown Plaza Executive Office Suites at a cost of $613 per month. The lease expires on October 31, 2007.

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

Agreement and Terms

On October 26, 2005, our company, TNR Gold and Compania Minera entered into an agreement with Latin American Minerals Inc., a Canadian public company (“LAT”: TSX-V), whereby Latin American acquired an option to earn a 75% interest in the La Carolina project. The TSX Venture Exchange accepted this option agreement for filing on April 5, 2006. To earn its 75% interest in the La Carolina project, Latin American has to make exploration expenditures on the property of no less than aggregate US$1,000,000 over a period of five years, and US $50,000 no later than April 5, 2006. Latin American may maintain its option in good standing by making cash payments totalling $125,000 and issuing 125,000 common shares in its capital stock to both our company and to TNR Gold, on a 50/50 basis in accordance with the following table. We have not received any reports from Latin American Minerals yet. Their annual report requirement occurs in April 2007.

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

On December 9, 2004, we announced an amendment to our agreement with TNR Gold and BHP. Pursuant to the amendment, both we and TNR Gold could now earn interests in the “D” claims and the “H” & “S” claims separately, with each claim block having independent work obligations. We and TNR Gold also agreed to inform BHP whether we and TNR Gold would commit to drill two drill holes of not less than 250 meters each on the “D” claims. If we elect to not to drill these two holes, our option to earn an interest in the “D” claims would terminate; however, such a negative election would not affect our rights to earn an interest in the “H” & “S” claims. We also agreed to drill no less than three 250-meter holes on the “H” claims on or before December 31, 2005. As of December 31, 2006 the required work was completed at the D Claims, but no report of results was yet available. As of December 31, 2006, we have vested our equity interest in the H Claims. A formal venture agreement is under preparation for both the D Claims and the H Claims projects.

As of December 31, 2006, we have spent a total of $1,341,950 on the Iliamna project.

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

We commenced drilling in the “D” claims early in 2006. We drilled two 250 meter core holes to test a large geophysical anomaly underlying the “D” claims. A further two holes were drilled on the D claims in June, 2006. We have still not received the analytical results for these holes from the laboratory. The cost of the program was approximately $350,000. This project was completed in June 2006. Total project cost to date is $1,341,950. .

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

Location and Access

The Escorpión property is located in the coastal range of Region IV of Coquimbo, Chile, 318 kilometres to the north of Santiago, 94 kilometres to the north of the coast town of Los Vilos and 15 kilometres to the northeast of Canela Baja town. The Escorpión property is located in the Canela district, on the Canela Baja 1:50.000 mapsheet, between 700-800 meters above sea level. Access to the Escorpión property is possible from Santiago through the Pan-

American Highway (Route 5) and secondary paved roads East to the town of Canela Baja. The Escorpión property is centered at UTM co-ordinates 6530500N and 280500E, Zone 19 South (Universal Transverse Mercator is a spatial coordinate system. A more well know spatial coordinate system would be the longitude/latitude spatial coordinate system).

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

Agreement and Terms

We can earn a 55% undivided interest in the Escorpión property by making staged exploration expenditures on the property over a four year period. To earn our 55% undivided interest, we must spend an aggregate of US $1,700,001 over four years on exploration of the property, $150,001 (completed) of which we had to spend in exploration on the property on or by December 31, 2005. We must spend a further $250,000 on exploration of the property on or before the second anniversary of signing the agreement, a further $500,000 on exploration of the property on or before the third anniversary of signing the agreement and a further eight hundred thousand must be expended on exploration of the property on or before the third anniversary of signing the agreement. If we exercise our option and earn our 55% interest in the property, we intend to form a Chilean company with our partner Minera Canela to exploit the property. Provided that we exercise our option and acquire a 55% interest in Escorpión, we may acquire an additional 5% interest in the Escorpión property at any time thereafter by making an additional cash payment of $162,500 or by issuing that number of our common shares equal to $162,500 to Minera Canela. Although 2005 drill results confirmed the presence of gold in multiple zones, the ore potential was judged insufficient to merit additional expenditures. The Company is considering offering the project for joint venture to other North American parties

Property Description

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

We have not undertaken any additional exploration of this property since completion of the 2005 drilling program. To date, we have made minimal exploration expenditures in respect of the Escorpión property. As of December 31, 2005, we had spent $236,678 on mineral exploration at the Escorpión property and at December 31, 2006, we had spent $259,259 on mineral exploration at the property.

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

As of December 31, 2006, we have spent a total of $3,000 on exploration of the Cucaracha property.

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

We have spent $605,332 to December 31, 2006 on this program. As a result of these expenditures, we have performed geological mapping and rock sampling of the areas of interest to us. In addition on November 29, 2006 the Company acquire by staking six separate blocks of claims totalling 91,700 hectares (226,591 acres or 354.1 square miles).

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

Although we have been in the business of exploring mineral resource properties since 2000, we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the twelve months ending December 31, 2007, we expect to spend approximately $1,225,000 on the maintenance and exploration of our mineral properties and the operation of our company. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

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

We had cash in the amount of US$ 37,743 as at December 31, 2006 (US $449,199 as of September 30, 2006). Our cash decreased as a result of increased exploration activities. As at December 31, 2006 we had a working capital deficiency of $(228,227) as compared to September 30, 2006, when we had a working capital deficiency of $(40,994) as a result of the unspent portion of Kinross’ share of the initial exploration budget, which amounted to $128,458, has been presented in these financial statements as a current liability. We estimate our average monthly operating expenses to be approximately $102,000 each month, including exploration, general and administrative expenses. As a result, we believe that we will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months.

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

Plan of Operations - Next 12 Months

We intend to continue our exploration activities in Alaska, Argentina and Chile. Our personnel are continuously evaluating new opportunities that become available via network contracts, on ground exploration, or via submittal from independent sources. We anticipate we will require $1,225,000 for the 12 months ending December 2007 to fund our obligations in respect of our various properties and for our ongoing operational expenses. The following discussion focuses on each property, our goals regarding that property for the next 12 months and how we intend to accomplish our goals.

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

Chile Recon Project

We have projected a budget of US $500,000 for mapping and geochemical sampling of our acquisitions.

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

The budget is approximately $1,000,000 for the program. Pursuant to our agreement with Kinross, we will be responsible for 50% of the budget and Kinross is responsible for the other 50% or $500,000.

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

At December 31, 2006, there was a working capital deficiency of $(228,227) compared to a working capital deficiency of $(312,439) at June 30, 2006.

At September 30, 2006, our total assets were $160,117, which consisted primarily of $ 76,810 in other current assets which consist of $5,100 in accounts receivable and $71,710 in prepaid expenses (helicopter contract) and expense advance (to field staff).

At December 31, 2006, our total current liabilities decreased to $345,355 from $547,010 at September 30, 2006 due to the reduction of accounts payable.

We posted losses of $ 201,855 for the three months ending December 31, 2006 and $4,935,015 since inception to December 31, 2006. The principal components of the losses for the three months ended December 31, 2006 were exploration expenses of $155,974 and general and administrative expenses of $43,706. By comparison, as of the three months ended December 31, 2005 we had incurred exploration expenditures of $56,772 and general and administration expenses of $47,611. The increase in exploration expenses in the past quarter was a result of increase in exploration activities on the properties.

Operating expenses for the three months ending December 31, 2006 were $201,855, compared to the three months ending December 31, 2005, which were $104,383. The increase in operating expenses in the past quarter was a result of increased activities in the company’s Chile operations.

At December 31, 2006, we had cash on hand of $37,743.

Going Concern

We have historically incurred losses, and through December 31, 2006 have incurred losses of $4,935,015 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings and/or bank financing.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

GEOCOM RESOURCES INC.
Date February 14, 2007	/s/ John Hiner
John Hiner, President and CEO (Principal Executive Officer)

Date February 14, 2007	/s/ Paul Chung
Paul Chung, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date February 14, 2007	/s/ Andrew Stewart
Andrew Stewart Director

Date February 14, 2007	/s/ Talal Yassin
Talal Yassin Director