Form 10QSB
period 2007-03-31
GEOCOM RESOURCES INC
filed 2007-05-18
CIK 1141787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,192,788 common shares issued and outstanding as of March 31, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Geocom Resources Inc. (An Exploration Stage Company)	Statement 1
Interim Consolidated Balance Sheets
U.S. Funds
Unaudited

ASSETS	March 31, 2007	June 30, 2006
Current
Cash and cash equivalents	$168,258	$131,812
Marketable Securities	7,578	4,750
Other current assets	41,573	45,875
	217,409	182,437

Mineral Property Acquisition Costs (Note 4)	31,500	31,500
Property and Equipment (Note 9)	14,794	9,790
	$263,703	$223,727

LIABILITIES
Current
Accounts payable and accrued liabilities	$228,350	$78,482
Accounts payable - related parties	165,003	271,826
Exploration advances payable (Note 4)	73,477	144,568
	466,830	494,876

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock
Common stock (Note 5)
Authorized: 100,000,000 with $0.00001 par value
Issued and outstanding: 27,200,788 (22,257,318)	272	223
Additional paid-in capital	5,168,381	4,255,623
Deficit Accumulated During the Exploration Stage	(5,376,886)	(4,526,900)
Accumulated Other Comprehensive Income	5,106	(95)
	(203,127)	(271,149)
	$263,703	$223,727

Going Concern (Note 1)

- See Accompanying Notes -

Geocom Resources Inc. (An Exploration Stage Company)	Statement 2
Interim Consolidated Statements of Shareholders’ Equity (Deficiency)
U.S. Funds
Unaudited

	Shares	Par Value	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Income	Total

Balance June 30, 2004	17,359,532	$174	$1,858,983	$(1,752,474)	$-	$106,683
Shares issued for cash	3,583,143	35	1,490,020	-	-	1,490,055
Stock-based compensation	-	-	182,746	-	-	182,746
Foreign currency translation	-	-	-	-	1,078	1,078
Loss for the year	-	-	-	(1,582,546)	-	(1,582,546)
Balance June 30, 2005	20,942,675	209	3,531,749	(3,335,020)	1,078	198,016
Shares issued for cash	1,164,643	12	237,541	-	-	237,553
Shares issued for property	150,000	2	31,498		-	31,500
Stock-based compensation	-	-	454,835	-	-	454,835
Foreign currency translation	-	-	-	-	(1,173)	(1,173)
Loss for the year	-	-	-	(1,191,880)	-	(1,191,880)
Balance June 30, 2006	22,257,318	223	4,255,623	(4,526,900)	(95)	(271,149)
Shares issued for cash	4,880,176	48	829,582	-	-	829,630
Shares issued for finders’ fees	63,294	1	10,759	-	-	10,760
Share issuance costs	-	-	(31,731)	-	-	(31,731)
Stock-based compensation	-	-	104,148	-	-	104,148
Foreign currency translation	-	-	-	-	198	198
Unrealized gains on marketable securities	-	-	-	-	5,003	5,003
Loss for the period	-	-	-	(849,986)	-	(849,986)
Balance March 31, 2007	27,200,788	$272	$5,168,381	$(5,376,886)	$5,106	$(203,127)

- See Accompanying Notes -

Geocom Resources Inc. (An Exploration Stage Company)	Statement 3
Interim Consolidated Statements of Operations
U.S. Funds
Unaudited

		For the Three Months Ended March 31,		For the Nine Months Ended March 31,		Inception through March 31,
	2007	2006	2007	2006	2007
Operating Expenses
Mineral exploration expenditures	$240,131	$65,889	$407,845	$184,392	$3,083,379
Oil and gas activities	-	-	-	-	42,060
Other general and administrative	201,740	389,746	439,966	603,073	2,115,657
Loss from Operations	(441,871)	(455,635)	(847,811)	(787,465)	(5,241,096)
Write-down of marketable securities	-	-	(2,175)	-	(5,550)
Interest Expense	-	-	-	-	(130,240)
Loss for the Period	$(441,871)	$(455,635)	$(849,968)	$(787,465)	$(5,376,886)

Loss Per Share
Basic and Diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Weighted-Average Shares Outstanding:
Basic and Diluted	27,014,355	21,397,302	25,083,790	21,092,005

- See Accompanying Notes -

Geocom Resources Inc. (An Exploration Stage Company)	Statement 4
Interim Consolidated Statements of Cash Flows
U.S. Funds
Unaudited

		For the Three Months Ended March 31,		For the Nine Months Ended March 31,		Inception through March 31,
	2007	2006	2007	2006	2007
Cash Flows from Operating Activities
Loss for the period	$(441,871)	$(455,635)	$(849,986)	$(787,465)	$(5,376,886)
Adjustments to reconcile loss to cash used in operating activities:
Amortization of discount on notes payable	-	-	-	-	55,556
Depreciation	1,281	698	3,233	2,573	9,661
Shares received for properties	-	-	-	-	(8,125)
Write-down of marketable securities	-	-	2,175	-	5,550
Common shares issued for services	-	-	-	-	275,000
Common shares issued for interest expense	-	-	-	-	13,425
Common shares issued mineral properties	-	31,500	-	31,500	-
Stock-based compensation	11,595	350,890	104,148	442,263	804,404
Change in non-cash working capital:
Other current assets	35,237	(48,338)	4,302	(75,993)	(41,573)
Accounts payable and accrued liabilities	176,456	28,026	43,045	(16,307)	393,353
Exploration advances payable	(54,981)	190,000	(71,091)	190,000	73,477
Share subscriptions received	-	(45,500)	-	-	-
	(272,283)	51,641	(764,174)	(213,429)	(3,796,158)

Cash Flows from Investing Activities
Purchase of property and equipment	(4,586)	-	(8,237)	(362)	(24,455)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	-	-	500,000
Proceeds from notes payable – related parties	-	-	-	-	253,786
Repayment of notes payable – related parties	-	-	-	-	(253,786)
Proceeds from advances – related parties	-	-	-	-	118,982
Repayment from advances – related parties	-	-	-	-	(118,982)
Issuance of common stock, net of share issuance costs	407,490	165,679	808,659	165,679	3,488,768
	407,490	165,679	808,659	165,679	3,988,768

Effects of exchange rates on cash	(106)	1,090	198	6,636	103

Net Change in Cash and cash equivalents	130,515	218,410	36,446	(41,476)	168,258
Cash and cash equivalents – beginning of period	37,743	29,526	131,812	289,412	-
Cash and cash equivalents – End of period	$168,258	$247,936	$168,258	$247,936	$168,258

Supplemental Cash Flow Information
Interest paid	$-	$-	$-	$-	$61,259

Summary of Non-Cash Investing and Financing Transactions
Shares issued for mineral properties	$-	$-	$-	$-	$31,500
Shares issued on conversion of notes payable	$-	$-	$-	$-	$500,000
Shares issued for finders’ fees – equity financings	$-	$-	$10,760	$-	$10,760
Share subscriptions held in trust	$-	$(71,428)	$-	$-	$-

- See Accompanying Notes -

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2007
U.S. Funds
Unaudited

1.	Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business for the foreseeable future. As at March 31, 2007, the Company has a loss from operations of $849,968 for the nine-month period then ended, an accumulated deficit of $5,376,886 and a working capital deficiency of $249,421. The Company intends to fund operations through equity financing agreements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

Thereafter, the Company will be required to seek additional funds, either through debt and/or equity financing, to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there has been no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Basis of Presentation

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

3.	Recent Accounting Pronouncements

In June 2006, FASB issued Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109, FIN 48 which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company’s tax returns. FIN 48 provides guidance on recognition, classification, presentation and disclosure of unrecognized tax benefits. The Company is required to adopt this statement effective July 1, 2007 and management is currently assessing the impact on the Company’s financial statements.

In September 2006, FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the impact on the Company’s financial statements.

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2007
U.S. Funds
Unaudited

4.	Exploration Properties

Geocom entered into an option agreement dated November 29, 2005 with Latin American Minerals Inc. (“Latin American”) in respect of the Company’s La Carolina project, located in Argentina. TNR Gold Corp. (“TNR) is also a party to the agreement as is its wholly owned subsidiary, Compania Minera Solitario Argentina S.A. (“Solitario”) which currently holds title to the property. The Company’s chief financial officer is a director of TNR. The option agreement requires Latin American to pay a total of $125,000 and issue a total of 125,000 shares to Geocom and TNR, as to equal parts, over a period of four years. To March 31, 2007, the Company has received $12,500 and 12,500 shares (fair value $2,575) and received an additional $12,500 and 12,500 shares subsequent to March 31, 2007 (Note 11). Pursuant to the option agreement, Latin American has the right to earn an undivided 75% interest in the property by making the cash and share payments noted above and by incurring a total of $1,000,000 in exploration expenditures on the property over a period of five years. Latin American is entitled to earn a 37.5% interest in the property upon incurring $500,000 in exploration expenditures and by paying a total of $62,500 in cash and issuing 62,500 shares.

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

On January 24, 2005, the Company’s wholly owned subsidiary, Minera Geocom Resources-Chile Limitada, signed an agreement to earn a 55% interest on the Escorpion gold property from Minera Canela S.A. The property is situated in the fourth region Province of Choapa in Chile. To earn its 55% interest, Geocom must spend $1,700,001 over four years on exploration and development and with a firm commitment to spend $150,001 (completed $236,678) in exploration on the property on or by December 31, 2005. Although 2005 drill results confirmed the presence of gold in multiple zones, the ore potential was judged insufficient to merit additional expenditures. The Company is considering offering the project for joint venture or option to other North American parties.

The Company has signed an exploration venture with option to participate agreement with Kinross Gold Corporation (“Kinross”) whereby Geocom and Kinross will jointly explore certain areas in Chile, with any properties acquired being shared on an equal basis. Kinross will have the option, subject to certain conditions, to earn an additional 20% interest in each project. As at March 31, 2007, Kinross’ has funded its share of the initial exploration budgets totalling $396,308. As at March 31, 2007, the unspent portion of $73,477 has been presented in these financial statements as an exploration advance payable.

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2007
U.S. Funds
Unaudited

4.	Exploration Properties – (Continued)

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

On October 31, 2003, Geocom announced the acquisition of two gold and base metal projects in Chile. Geocom personnel staked both properties on behalf of the Corporation. The Santa Rosa and Marcelita properties are located in the Zapallar mining district, 40 kilometers southeast of Copiapó, Tierra Amarilla County, Region III, Chile. The Corporation controls 100% of the property acquired.

On February 16, 2004, Geocom announced the acquisition, by staking, of six claims in northern Chile that provide a 100% interest in several sediment hosted copper and gold occurrences.

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

Details of the issued and outstanding capital stock as at March 31, 2007 are as follows:

	Shares	Par Value	Additional Paid in Capital
Balance – beginning of period	22,257,318	$223	$4,255,623
Issued and fully paid:
Private placement (i)	4,880,176	48	829,582
Shares issued as finders’ fees	63,294	1	10,759
Share issuance costs	-	-	(31,731)
Stock-based compensation (Note 7)	-	-	104,148
Balance – end of period	27,200,788	$272	$5,168,381

(i)

During the period, the Company raised gross proceeds of $829,630 by way of a private placement consisting of 4,880,176 units at a price of $0.17 per unit (“Unit”). Each Unit consists of one common share of the Company and one share purchase warrant with each whole warrant entitling the holder to purchase an additional common share of the Company for a period of one year at a price of $0.50.  The Company paid cash finders’ fees of $20,971 and issued 63,294 units as finders’ fees in connection with the private placement. The finders’ fee units were fair-valued at $10,760 based on the private placement price of $0.17 per unit and the warrants have the same terms as the warrants of the offering.

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2007
U.S. Funds
Unaudited

6.	Stock Options

In December 2003, Geocom adopted a stock option plan under which 1,700,000 shares of the Company’s common stock have been reserved for issuance.

Option activity was as follows for the periods ended March 31:

	2007		2006
	Shares	Weighted-average exercise price	Shares	Weighted-average exercise price
Balance – beginning of period	1,445,000	0.25	1,540,000	0.93
Granted	165,000	0.35	290,000	0.25
Exercised	-	-	-	-
Expired	(380,000)	0.25	(190,000)	0.85
Balance – end of period	1,230,000	0.26	1,640,000	0.25
Exercisable at end of period	982,000	0.27	1,213,000	0.25

A summary of the options outstanding at March 31, 2007 is as follows:

	2007			2006
Exercise Price	Shares	Weighted-average life in years	Exercisable	Expiry
0.25	575,000	0.32	575,000	July 26, 2007
0.25	200,000	0.69	200,000	December 8, 2007
0.25	165,000	1.83	99,000	January 27, 2009
0.25	125,000	1.97	75,000	March 20, 2009
0.35	125,000	2.58	25,000	November 1, 2009
0.35	40,000	2.75	8,000	January 2, 2010
	1,230,000	1.06	982,000

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2007
U.S. Funds
Unaudited

7.	Stock Based Compensation

For the periods ended March 31, the Company issued stock options to its directors, officers and employees and estimated the related stock-based compensation as follows:

	2007	2006
Total options granted	165,000	290,000
Average exercise price	$0.35	$0.25
Estimated fair value of compensation	$31,555	$51,525
Estimated fair value per option	$0.19	$0.18

The fair value of the stock-based compensation to be recognized in the accounts has been estimated using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

	2007	2006
Risk-free interest rate	4.55%	4.53%
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	106.28%	102.96%
Expected option life in years	3.00	3.00

The company has recorded stock-based compensation for the options that vested during the period as follows:

	2007	2006
Number of options vested in period	304,000	596,000
Stock-based compensation expense	$104,148	$442,263

Option pricing models require the input of highly subjective assumptions, particularly as to the expected price volatility of the Company’s stock. Changes in these assumptions can materially affect the fair value estimated, and therefore it is management’s view that the existing models do not necessarily provide a single reliable measure of the fair value of the Company’s stock option grants.

Had the fair value of employee stock-based compensation been recognized as compensation expense, prior to the adoption of SFAS 123, on a straight-line basis over the vesting period of the stock options, the pro forma effect on the loss for the period ending March 31, 2006 is as follows:

2006
Loss, as reported	$(787,465)
Less: Unrecorded stock-based employee compensation determined under fair value based method	(156,274)
Pro forma loss	$(943,739)
Basic and diluted loss per share
As reported	$(0.04)
Pro forma	$(0.04)

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2007
U.S. Funds
Unaudited

8.	Stock Warrants

At March 31, 2007, the Company had share purchase warrants outstanding to purchase common shares as follows:

Shares	Exercise Price	Expiry Date
2,487,500	$ 0.25 (i)	June 30, 2007 (ii)(iv)
310,000	$ 0.25 (iii)	May 31, 2007 (iii)
2,483,176	$ 0.50	August 23, 2008
63,294	$ 0.50	August 23, 2008
2,397,000	$ 0.50	January 8, 2009
7,740,970

(i)

On March 26, 2006, the Company re-priced these warrants from $0.50 to $0.25 per share. No fair value of the modification calculation is required as the debit and credit of the transaction are both to Additional Paid in Capital (“APIC”).

(ii)

On October 29, 2006, the Company extended the expiration date of these warrants from October 28, 2006 to April 30, 2007. No fair value of the modification calculation is required as the debit and credit of the transaction are both to Additional Paid in Capital (“APIC”).

(iii)

On November 30, 2006, the Company extended the expiration date of these warrants from November 30, 2006 to May 31, 2007 and re-priced these warrants from $0.50 to $0.25 per share. No fair value of the modification calculation is required as the debit and credit of the transaction are both to Additional Paid in Capital (“APIC”).

(iv)

On March 28, 2007, the Company extended the expiration date of these warrants from April 30, 2007 to June 30, 2007. No fair value of the modification calculation is required as the debit and credit of the transaction are both to Additional Paid in Capital (“APIC”).

9.	Property and Equipment

Geocom’s fixed assets consist of computer equipment, office furniture, and exploration equipment. The fixed assets are depreciated using the straight-line method with useful lives ranging from 3-5 years. Details are as follows:

	Cost	Accumulated Amortization	March 31, 2007 Net Book Value	June 30, 2006 Net Book Value
Furniture and fixtures	$692	$567	$125	$229
Computer equipment	6,325	6,027	298	1,879
Exploration equipment	17,793	3,422	14,371	7,682
	$24,810	$10,016	$14,794	$9,790

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2007
U.S. Funds
Unaudited

10.	Related Party Transactions

Geocom has month to month service agreements with related parties. Currently, two directors and one officer each receive $500 per month and one officer receives $7,500 per month for services performed on behalf of the Company. For the period ending March 31, 2007 and 2006, payments to related parties for services were $99,000 and $135,000, respectively.

As discussed in note 4, the Company has entered into an exploration property transaction with a company in which the Company’s Chief Financial Officer is a shareholder and a director.

11.	Subsequent Events

On April 4, 2007, pursuant to the option agreement with Latin American Minerals Inc. on the La Carolina Project, the Company received $12,500 and 12,500 common shares of Latin American Minerals Inc. (Note4).

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

The addresses of our principal executive offices are as follows:

114 West Magnolia Street, Suite 413, Bellingham, Washington 98225. The telephone number is 360-392-2898.

918 – 1030 West Georgia Street, Vancouver, BC, Canada V6E 2Y3. The telephone number is 604-637-9650.

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

We have interests in five projects located in Argentina, Alaska, and Chile. We have also embarked on a reconnaissance and exploration venture in Chile.

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

Payment due date	Cash Payment	Share issuance
April 5, 2006	US$25,000 (i)	25,000 common shares (i)
April 5, 2007	US$25,000 (ii)	25,000 common shares (ii)
April 5, 2008	US$25,000	25,000 common shares
April 5, 2009	US$25,000	25,000 common shares
April 5, 2010	US$25,000	25,000 common shares
(i)	The Company received its share of the cash payment of $12,500 and 12,500 common shares (fair value $2,575) during the year ended June 30, 2006.
(ii)	The Company received its share of the cash payment of $12,500 and 12,500 common shares subsequent to March 31, 2007.

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

Property Topography

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

On December 9, 2004, we announced an amendment to our agreement with TNR Gold and BHP. Pursuant to the amendment, both we and TNR Gold can now earn interests in the “D” claims and the “H” & “S” claims separately, with each claim block having independent work obligations. We and TNR Gold also agreed to inform BHP whether we and TNR Gold would commit to drill two drill holes of not less than 250 meters each on the “D” claims. If we elect to not to drill these two holes, our option to earn an interest in the “D” claims would terminate; however, such a negative election would not affect our rights to earn an interest in the “H” & “S” claims. We also agreed to drill no less than three 250-meter holes on the “H” claims on or before December 31, 2005. As of December 31, 2006 the required work was completed at the D Claims, but no report of results was yet available. As of December 31, 2006, we have vested our equity interest in the H Claims. A formal venture agreement is under preparation for both the D Claims and the H Claims projects.

As of March 31, 2007, we have spent a total of $1,345,502 on the Iliamna project.

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

We followed-up this geophysical survey with a drill program, in the fall of 2004, at four locations in the “H” claims. A total of 1,006 meters were drilled in these four holes. We expanded our knowledge initially developed in our 2003 drill program and the three-dimensional induced polarization-resistivity survey of the area. Geologic logs show that pyrite-chalcopyrite-molybdenite mineralization was intersected in all four widely spaced holes. In conjunction with the two holes drilled in 2003, we believe that the mineralized area now covers a minimum of 700 meters by 1,500 meters. A flat-lying fracture system containing narrow quartz veins is present in all holes and contains the bulk of the fracture-controlled mineralization. These flat fractures and veins also appear to be a principal control on the distribution and intensity of the alteration zones. The types and style of the alteration encountered indicates that the drilling so far has located only the distal portions of a potentially very large system.

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

We have not undertaken any additional exploration of this property since completion of the 2005 drilling program. To date, we have made minimal exploration expenditures in respect of the Escorpión property. As of December 31, 2005, we had spent $236,678 on mineral exploration at the Escorpión property and at March 31, 2007, we had spent $259,259 on mineral exploration at the property.

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

As of March 31, 2007 we have spent a total of $3,000 on exploration of the Cucaracha property.

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

The Marcelita property comprises the Chanar 1-6 claims totalling 13.9 square kilometers. Numerous quartz-tourmaline breccia pipes pierce intensely altered and metamorphosed volcanic and intrusive rocks, which are juxtaposed with the eastern margin of the Cabeza de Vaca intrusive complex. Anomalous gold has been found within breccias and stockwork zones on the property and ore-grade gold values occur within contact-metamorphic rocks above the intrusive with copper oxide visible along a ridge extending over one half kilometer. Gold values reach 1.97 ppm and copper grades up to 1.63%.

We have not undertaken any significant exploration activity at the Santa Rosa and Marcelita properties.

South Chile Recon Program - Regions 10 and 11, the Patagonia area of southern Chile

In March, 2005, we initiated an exploration and reconnaissance program, known as the Chile-Recon program, in region 10 and in the Patagonia area of southern Chile. Administratively, Chile is divided into twelve regions, number 1 to 12 in a north-south direction, plus the metropolitan regions of Santiago, the capital of Chile.

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

We deployed four technical teams to the area in January, 2007 with a helicopter-support program designed to evaluate the metal anomalies validated by our prior sampling programs in the area. We collected over 600 stream sediment, pan concentrate, and rock chip samples and found that these samples contained gold, copper, and other metals of potential interest.

On March 5, the Company announced the first set of assay results from this reconnaissance program. At Chaiten the initial sampling of the mineralized outcrops along a road cut has produced numerous chip samples containing anomalous gold over significant widths. A series of 10 continuous two meter chip samples across the accessible outcrop averaged 0.17g/t gold and 0.19% copper. Selected chip and grab samples of the mineralized veinlets have returned up to 1.67g/t gold, 3.45% copper and 3560 ppm molybdenum. The zone remains open in all directions.

The sampling at Cerro Mera has returned high grade gold values associated with quartz veins hosted by a series of easterly trending structures. Results from the first group of samples have returned a high value of 6.12g/t gold over a 25cm width of quartz veining. Other results from vein systems returned >100g/t silver, 0.24% copper, 1.91% lead, 3.61% zinc over 1m and 32.9g/t silver, .49% copper, 1.25% lead, and 10.5% zinc over 1m. A 1.5m chip sample across silicified and brecciated calcareous tuffs which assayed 1.35% lead and 4400ppm zinc. Another 3m chip across altered metasedimentary rocks contained 19.3g/t silver, 0.11% copper, 0.44% copper and 0.99% zinc.

At Cerro Vaca Geocom’s sampling of the quartz veins has returned up to 5.65g/t gold over narrow widths. These southeast trending fractures can be traced over tens of meters across the ridges. To date no estimate can be made of their vertical extent.

The teams have completed their field evaluations and we are currently analysing all the data collected. We have spent $867,316 to March 31, 2007 on this project.

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

Pursuant to the terms of the agreement, our company and Kinross initiated exploration of Region 10 utilizing the Mitchell database and initially funded the program on an equal basis in the aggregate amount of US $380,000 (US $190,000 each). We act as the manager of the exploration venture in Region 10 and recommend staking and acquisition of any specific target(s). Kinross is entitled, at its sole option, to join with us and participate in staking and acquiring the selected target properties. Each selected property will be transferred to a separate Chilean company and be made subject to a shareholders agreement providing for the following:

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

As at March 31, 2007, Kinross’ has funded its $396,308 share of the initial exploration budgets, which totalled $792,616. As at March 31, 2007, the unspent portion of $73,477 has been presented in these financial statements as an exploration advance payable.

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

Although we have been in the business of exploring mineral resource properties since 2000, we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the twelve months ending March 31, 2008, we expect to spend approximately $1,225,000 on the maintenance and exploration of our mineral properties and the operation of our company. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

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

We had cash in the amount of US$168,258 as at December 31, 2006 (US $37,743 as of December 31, 2006). Our cash increased as a result of raising additional equity in January of $407,490. As at March 31, 2007 we had a working capital deficiency of $(249,421) as compared to December 31, 2006, when we had a working capital deficiency of $(228,227). We estimate our average monthly operating expenses to be approximately $102,000 each month, including exploration, general and administrative expenses. As a result, we believe that we will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months.

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

Plan of Operations - Next 12 Months

We intend to continue our exploration activities in Alaska, Argentina and Chile. Our personnel are continuously evaluating new opportunities that become available via network contracts, on ground exploration, or via submittal from independent sources. We anticipate we will require $1,225,000 for the 12 months ending March 31, 2008 to fund our obligations in respect of our various properties and for our ongoing operational expenses. The following discussion focuses on each property, our goals regarding that property for the next 12 months and how we intend to accomplish our goals.

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

Chile Recon Project

We have projected a budget of US $500,000 for mapping and geochemical sampling of our acquisitions.

South Chile Budget	Total $US
Geologists	$160,000
Prospector	$28,000
Field Assistants	$22,080
Camp Operations Manager	$19,000
Exploration Manager	$40,000
Cost Associated with Breaks (Transport)	$7,000
Helicopter
Heli Exploration - Bell 206 (2 teams of 4 - Main Program)	$221,850
Heli Exploration - Bell 206 (Recon Program)	$65,250
Heli Operations - Exploration Management Specific	$43,500
Operations
Accommodation and Food -	$80,000
Hotel and Meals Chaiten	$4,500

Upgrades on Hosterias - Office and Infrastrure	$4,000
Fuel and Tolls	$4,500
Ferries	$2,200
Contracting Passenger Van in Chaiten to Move People (as needed)	$1,500
Rental Truck 4x4 Toyota 1 x 3 months	$5,700
Freight - Gear to/from PR	$2,000
7 Satphones + 500 Mins each - US Rental - 3 months	$9,625
Handies - 6 (must be Airband VHF AM ) US Purchase	$3,000
Base Camp Sat Antenna - US Purchase	$600
Daily rental 4 Horses x 30 days $ 20 per day	$2,400
Pasture and Oats - 4 horses x 100 days ($ 2.00 per day/horse)	$800
MOB/DEMOB Horses	$600
Geology and Samples
Assays	$62,500
Sample Tags (6000)	$500
Rice Bags	$200
Bags	$2,500
Samples Freight	$3,750
Basic Maps, Plotting and Imagery etc.	$3,000
Gear
Outfit Field Assistants	$6,000
Establish 2 - 4 person fly camps	$20,000
Safety and Security	$4,000
Other Gear	$4,000
Planning and Mobilization
R. Mitchell 20 days monthly Nov/Dec	$14,000
RM Expenses Prior and MOB	$2,000
Airfare for geologists to Chaiten	$25,000
	$875,555	Sub Total
	$87,556	10% Contingency
	$963,111	Total Cost

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

At March 31, 2007, there was a working capital deficiency of $(249,421) compared to a working capital deficiency of $(228,227) at December 31, 2006.

At March 31, 2007, our total assets were $263,703, which consisted primarily of $ 168,258 in cash

At March 31, 2007, our total current liabilities increased to $466,830 from $345,355 at December 31, 2006 due to the increase of accounts payable as a result of the increased exploration activities in Southern Chile.

We posted losses of $ 441,871 for the three months ending March 31, 2007 and $5,376,886 since inception to March 31, 2007. The principal components of the losses for the three months ended March 31, 2007 were exploration expenses of $240,131 and general and administrative expenses of $201,740. By comparison, as of the three months ended March 31, 2006 we had incurred exploration expenditures of $65,889 and general and administration expenses of $389,746. The increase in exploration expenses in the past quarter was a result of increase in exploration activities on the properties.

Operating expenses for the three months ending March 31, 2007 were $441,871, compared to the three months ending March 31, 2006, which were $455,635. The decrease in operating expenses in the past quarter was a result of a decrease in general and administrative charges due to the reduction in management fees from $45,000 for the three months ending March 31, 2006 to $6,000 for the three months ending March 31, 2007.At March 31, 2007, we had cash on hand of $168,258.

At March 31, 2007, we had cash on hand of $168,258.

Going Concern

We have historically incurred losses, and through March 31, 2007 have incurred losses of $5,376,886 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings and/or bank financing.

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

Recently Issued Accounting Standards

In June 2006, FASB issued Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109, FIN 48 which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company’s tax returns. FIN 48 provides guidance on recognition, classification, presentation and disclosure of unrecognized tax benefits. The Company is required to adopt this statement effective July 1, 2007 and management is currently assessing the impact on the Company’s financial statements.

In September 2006, FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the impact on the Company’s financial statements.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being the quarter ended March 31, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
3.1	Restated Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).
5.1	Opinion of Clark Wilson LLP regarding the legality of the securities being registered
10.1	Cash Call No. 2 dated May 1, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).
10.2	Assignment Agreement dated May 4, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).
10.3	Option Agreement dated May 1, 2003 between Geocom Resources Inc. and TNR Resources Ltd. (incorporated by reference from our Amended Current Report on Form 8-K/A, filed on May 5, 2003).
10.4	Option Agreement dated May 7, 2003 between Geocom Resources Inc. and TNR Resources Ltd. (incorporated by reference from our Current Report on Form 8-K, filed on May 20, 2003).
10.5	Consulting Agreement dated effective December 1, 2003 with Jim Chapman (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.6	Consulting Agreement dated effective December 1, 2003 with Jeffrey A. Jaacks (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.7	Consulting Agreement dated effective January 1, 2004 with John Benglesdorf (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.8	Consulting Agreement dated effective January 1, 2004 with Ellsworth Geological, PC (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.9	Consulting Agreement dated January 19, 2004 with Gary Schellenberg (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.10	Consulting Agreement dated January 19, 2004 with Roberto Lara (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
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

GEOCOM RESOURCES INC.
Date May 18, 2007	/s/ John Hiner
John Hiner, President and CEO (Principal Executive Officer)

Date May 18, 2007	/s/ Paul Chung
Paul Chung, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date May 18, 2007	/s/ Andrew Stewart
Andrew Stewart Director

Date May 18, 2007	/s/ Talal Yassin
Talal Yassin Director

Date May 18, 2007	/s/ Clyde Harrison
Clyde Harrison Director