Form 10KSB
period 2007-06-30
GEOCOM RESOURCES INC
filed 2007-11-13
CIK 1141787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-49621

GEOCOM RESOURCES INC.
(Name of small business issuer in its charter)

Nevada	98-0349734
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

114 West Magnolia Street, Suite 413, Bellingham WA	98225
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 360.392.2898

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.00001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

State issuer's revenues for its most recent fiscal year: $Nil

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

19,102,788 common shares @ $0.22 (1) = $4,202,613.30

(1)Average of bid and ask closing prices on November 5, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,212,788 shares of common stock as at November 5, 2007.

PART I

ITEM 1: DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

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

  risks related to commodity price fluctuations;

  the uncertainty of profitability based upon our history of losses;

  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;

  risks related to environmental regulation and liability;

  risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

  risks related to tax assessments;

  political and regulatory risks associated with mining development and exploration; and

  other risks and uncertainties related to our prospects, properties and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on our management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this annual report, unless otherwise specified, all references to “common shares” refer to shares of our common stock and the terms “we”, “us”, “our company” and Geocom mean our company, Geocom Resources Inc., a Nevada corporation, and our Chilean subsidiary, Minera Geocom Resources-Chile Limitada.

Overview

Corporate History

We were incorporated in the State of Nevada on June 19, 2000 under the name of Commerce Direct Inc. with authorized capital of 100,000,000 shares of common stock with a par value of $0.00001. On April 20, 2001, we changed our name to Geocom Resources Inc.

We have one subsidiary, Minera Geocom Resources-Chile Limitada, a Chilean corporation incorporated on October 16, 2003, which we formed for the purpose of acquiring and exploring natural resource properties in Chile.

Our Offices

The addresses of our principal executive offices are as follows:

114 West Magnolia Street, Suite 413, Bellingham, WA 98225.
The telephone number is 360-392-2898.

918 – 1030 West Georgia Street, Vancouver, BC, Canada V6E 2Y3.
The telephone number is 604-637-9650.

Our Business

We are in the mineral resource business. This business generally consists of three stages: exploration, development and production. Mineral resource companies that are in the exploration stage have not yet found mineral resources in commercially exploitable quantities, and are engaged in exploring land in an effort to discover them. Mineral resource companies that have located a mineral resource in commercially exploitable quantities and are preparing to extract that resource are in the development stage, while those engaged in the extraction of a known mineral resource are in the production stage. Our company is in the early exploration stage.

Mineral resource exploration generally consists of several stages. The earliest stage is the identification of a potential prospect through either the discovery of a mineralized showing on that property or as the result of a property being in proximity to another property on which exploitable resources have been identified, whether or not they are or have in the past been extracted.

After the identification of a property as a potential prospect, the next stage is normally the acquisition of a right to explore the area for mineral resources. This can consist of the outright acquisition of the land or the acquisition of specific, but limited, rights to the land (e.g., a license, lease or concession). After acquisition, exploration would probably begin with a surface examination by a prospector or professional geologist with the aim of identifying areas of potential mineralization, followed by detailed geological sampling and mapping of this showing with possible geophysical and geochemical grid surveys to establish whether a known trend of mineralization continues through unexposed portions of the property (i.e., underground), possibly trenching in these covered areas to allow sampling of the underlying rock. Exploration also commonly includes systematic regularly spaced drilling in order to determine the extent and grade of the mineralized system at depth and over a given area, as well as gaining underground access by ramping or shafting in order to obtain bulk samples that would allow one to determine the ability to recover various commodities from the rock. Exploration might culminate in a feasibility study to ascertain if the mining of the minerals would be economic. A feasibility study is a study that reaches a conclusion with respect to the economics of bringing a mineral resource to the production stage.

We have earned a 52.5% undivided interest in one property and a 35.7% undivided interest in a second property at Iliamna, Alaska covering approximately 31,340 acres (12,683 hectares) in total. We own a 50% beneficial interest in the La Carolina property in Argentina covering approximately 2,030 hectares. We also own two properties in northern Chile - one comprised of approximately 2,433 hectares and the other comprised of approximately 680 hectares. In addition, we are conducting reconnaissance and exploration activities in regions 10 and 11 in Chile through the use of an extensive, regional database. We intend to continue these reconnaissance and exploration efforts with the expectation of acquiring additional mineral properties. Our properties and our reconnaissance program are discussed in greater detail in the section of this annual report on Form 10-KSB titled “Description of Property” beginning at page 9 below.

There is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit would constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled ‘Risk Factors’, beginning at page 5 of this annual report on Form 10-KSB, below, for additional information about the risks of mineral exploration.

Employees

We currently have no employees.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We have one subsidiary, Minera Geocom Resources-Chile Limitada, a Chilean corporation incorporated on October 16, 2003, which we formed for the purpose of acquiring and exploring natural resource properties in Chile.

Patents and Trademarks

We do not own any patents or trademarks.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report on Form 10-KSB in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

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

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability none of our mineral resource properties contains any 'reserve' and any funds that we spend on exploration will probably be lost.

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

Even if we are able to establish the existence of a mineral reserve on any of our properties, we would require additional capital in order to develop a producing mine. If we cannot raise this additional capital, we will not be able to exploit the reserve, and our business could fail.

If we discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the development of a mine or the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

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

Although we believe that we are in compliance with all material laws and regulations that currently apply to our activities, there can be no assurance that we can continue to do so. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all of the hazards and risks inherent in the exploration, development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and injury to persons or property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material, adverse impact on our company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, from the extraction and sale of metals. The price of these commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of metals, and, therefore, the economic viability of any of our exploration projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely unintegrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

Risks associated with our company

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation. From inception through June 30, 2007, we suffered losses of $5,345,880 (unaudited). We anticipate that we will continue to incur operating expenses without revenues unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine. We had cash in the amount of $98,496 and a working capital deficit of approximately $237,088 at June 30, 2007. We estimate our average monthly operating expenses to be approximately $33,000, including exploration, general and administrative expense and investor relations expenses but our budget could increase in response to field conditions, drill results and other matters that cannot be currently anticipated. Cash on hand as of the date of this annual report on Form 10-KSB is not sufficient to fund our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our consolidated financial statements for the year ended June 30, 2007, which are included with this annual report. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

We have a limited operating history on which to base an evaluation of our business and prospects.

Although we have been in business since 2000, our operating history has been restricted to the acquisition and exploration of mineral properties, which does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do, that we will be able to build or operate a mine successfully. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

We have no known ore reserves and we may not find any mineral resources or, if we find mineral resources, the deposits may be uneconomic or production from those deposits may not be profitable.

Despite exploration work on our mineral properties, we have not established that any of them contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business will fail. We have no known mineral reserves and we may not find any. Even if we find mineral substances, it may not be economically feasible to recover them, or to make a profit in doing so. If we cannot find economic mineral resources or if it is not economic to recover the mineral resources, we will have to cease operations.

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

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority (“FINRA”). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Our officers and directors own a total of7,815,000 shares of our company. They may sell some of their shares in the future, which could cause the price of our common stock to fall and reduce the value of your shares.

Our officers and directors own a total of 7,815,000 shares of common stock. Subject to all applicable securities laws, including applicable holding periods, they will likely sell a portion or all of their stock in the future. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

ITEM 2: DESCRIPTION OF PROPERTY

Executive Offices

Our registered agent in Nevada is Nevada Agency & Trust Company. Our registered agent’s address is 50 West Liberty Street, Suite 880, Reno NV 89501.

Our principal executive offices are currently located at Suite 413-114 West Magnolia Street, Bellingham, Washington, 98225. We lease these premises from Crown Plaza Executive Office Suites at a cost of $613 per month. The lease expires on October 31, 2007. The lease was renewed on October 31, 2007. Monthly rent increased to $656. All other terms remain the same.

We also rent shared office space at 918 – 1030 West Georgia Street, Vancouver, BC, Canada V6E 2Y3 at a one-time cost of $50.00.

We have interests in six projects located in Argentina, Alaska, and Chile. These are as follows:

La Carolina Project, San Luis, Argentina

Subject to the right of Latin American Minerals Inc. (TSX-V:LAT) to earn an interest in the La Carolina project pursuant to the written agreement discussed below, we own a 50% beneficial interest in the La Carolina project, located in San Luis Province, Argentina. The other 50% beneficial interest in this project is currently owned by TNR Gold Corp. (formerly, TNR Resources Inc.). Legal title to the La Carolina project is held in the name of Compania Minera Solitario Argentina S.A., a wholly-owned subsidiary of TNR Gold.

On October 26, 2005, we entered into an agreement with TNR Gold Corp., Compania Minera Solitario Argentina S.A. and Latin American Minerals Inc., a Canadian public company (“LAT”: TSX-V), whereby Latin American acquired an option to earn up to a 75% interest in the La Carolina project. This agreement provides that Latin American will earn its 75% interest in the La Carolina project if it spends not less than $1,000,000 on exploration of the property over a five-year period, makes cash payments to our company and TNR Gold totalling $125,000 and issues an aggregate of 125,000 shares of its common stock to our company and TNR Gold (to be shared on a 50/50 basis), in accordance with the following table:

Payment due date	Cash Payment	Share issuance
April 5, 2006	US$25,000	25,000 common shares
April 5, 2007	US$25,000	25,000 common shares
April 5, 2008	US$25,000	25,000 common shares
April 5, 2009	US$25,000	25,000 common shares
April 5, 2010	US$25,000	25,000 common shares

In addition, if and when Latin American earns its 75% interest in the La Carolina project it will be required to issue an additional 50,000 common shares (100,000 in total) in its capital stock to each of our company and TNR Gold.

As of the date of this annual report on Form 10-KSB, Latin American has issued the 25,000 common shares due to be issued, and has made the cash payments of $25,000 due to be paid, on each of April 5, 2006 and April 5, 2007.

At such time as Latin American has spent $500,000 exploring the property, has paid an aggregate of $62,500 in cash and has issued an aggregate of 62,500 shares of its common stock to our company and TNR Gold (which is to be shared between our company and TNR Gold as to 50% each), Latin American will have earned a 37.5% interest in the La Carolina project.

Until Latin American earns its interest in the La Carolina property or the option expires without having been paid for, we do not plan to spend any of our company’s resources on further exploration of the La Carolina project. During this period of time we expect Latin American to expend its resources on the continued exploration of this property.

The October 26, 2006 option agreement with Latin American provides that if Latin American earns its 75% interest in the La Carolina project, then our company, together with TNR Gold and Latin American, will form a joint venture in which Latin American will have a 75% participating interest and each of our company and TNR Gold will have a 12.5% participating interest. Should either of our company or TNR Gold fail to participate in an approved program, that party’s interest would be diluted. If one of the joint venture partners is diluted to a 10% interest, then its participating interest will immediately and automatically convert to a 1% NSR. The joint venture agreement will also provide us with an option to purchase the 1% NSR at anytime for $1,000,000.

Legal title to the La Carolina project will remain in the name of Compania Minera Solitario until Latin American has earned the full 75% interest in the La Carolina project.

Property and Claims

La Carolina is comprised of the following 13 claims:

Name	File Number	Registered Holder	Claim Type	Size hectares	Date Granted
Atenea	672-D-88	TNR Gold Corp.	Mina	200	7/6/1999
Afrodita	276-V-87	TNR Gold Corp.	Mina	100	7/6/1999
Adonis	673-D-88	TNR Gold Corp.	Mina	200	7/6/1999
Arbol de Anibal	441-C-85	TNR Gold Corp.	Mina	100	7/6/1999
Arbolito	677-D-88	TNR Gold Corp.	Mina	12	7/6/1999
Penélope	538-C-88	TNR Gold Corp.	Mina	100	7/6/1999
Baco	674-D-88	TNR Gold Corp.	Mina	100	7/6/1999
Carolina II	863-C-2003	TNR Gold Corp.	Mina	100	7/6/1999
Carolina III	864-C-2003	TNR Gold Corp.	Mina	100	7/6/1999
Carolina IV	865-C-2003	TNR Gold Corp.	Mina	500	7/6/1999
Carolina V	932-C-2003	TNR Gold Corp.	Mina	100	8/15/2003
La Estancia II	775-C-2003	TNR Gold Corp.	Mina	18	3/12/2003
Retro	705-B-98	TNR Gold Corp.	Mina	400	7/21/2002
		Total		2030

Location and Access

La Carolina is located at an elevation of 1,600 meters in San Luis Province, in central Argentina, some 65 kilometres north-east of the city of San Luis, and 730 kilometres west-northwest of Buenos Aires, in San Luis Province, Argentina. The project is centred on latitude 32 49' south and longitude 66 01' 32" west (Gauss Kruger 6369200 N 3497600 E).

The property is easily accessible year round by paved roads leading from the provincial capital of San Luis. A paved road crosses the property. A network of gravel and dirt roads provide access throughout the project area.

Property Topography

The topography at the La Carolina project consists of low but locally steep hills, with elevations ranging from 1,600 meters to 1,980 meters above sea level. Vegetation consists mainly of scrub brush. The climate features hot summers and warm winters. The region is very dry all year with average yearly precipitation at 3.66 inches. Due to the mild weather, low altitude, and the paved access road bisecting the property, surface and underground exploration can be conducted on a year-round basis.

Property Geology

The La Carolina project is located in the westernmost side of the 80 kilometer-long northwest-trending tertiary (Mio-Pliocene) volcanic belt in the geologic province of Sierras Pampeanas in San Luis province, Argentina. This volcanic belt is comprised of potassium-rich intrusive and extrusive volcanic rocks.

The volcanic field at the La Carolina project is comprised of multiple shallow intrusive centers, conforming autoclastic breccias, hydrothermal breccias and phreatomagmatic breccias. Mineralization is vein hosted as well as disseminated. Generally mineralization is hosted in the structures developed within the intrusive volcanic field.

Sulfide mineralization is widespread in hydrothermal breccias and explosion breccias or is present as a fine stockwork throughout the autoclastic flow breccia. It is dominated by pyrite, arsenopyrite, pyrrhotite, marcasite, sphalerite, galena, wurzite, tennantite-tetrahedrite and chalcopyrite.

The alteration features correspond to a volcanic-hosted epithermal gold deposit of adularia-sericite type, which are minerals indicative of a high-potassium mineralizing system.

We have not obtained a geologist or mining engineer's report on the property.

Compliance with Government Regulation

Pursuant to our October 26, 2005 agreement with Latin American (see discussion, above), Latin American is required to ensure that the project complies with all governmental and environmental regulations applicable to it. To our knowledge, the property currently complies with these regulations.

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

Explorations

We began our exploration of the La Carolina project in the fall of 2003. Utilizing a property-wide database assembled from information on stream sediment and rock chip sampling, previous drilling by the Argentine government, and mapping conducted by various parties, we chose several promising areas to conduct exploration work to confirm known target areas and to identify new exploration targets. This database confirmed at least three distinct types of mineralization in separate geologic settings at the property. Our personnel visited the property and conducted mapping, sampling, and geochemical studies.

Our fieldwork in 2003 led to the creation of our drilling program for 2004. By September 1, 2004, we had completed a 15 hole core drilling program at the Estancia, Cerro Mogote, Cerro Pajaros, and El Camino showings. Anomalous gold was encountered in 13 of 15 drill holes, and appeared to confirm the shear-zone hosted nature of the mineralization. We have not undertaken any additional exploration work at La Carolina since the completion of the 2004 drilling program.

There are no known reserves on the La Carolina property.

Iliamna Project, Alaska, USA

Property and Claims

The Iliamna project is comprised of three block mining claims identified as the “D”, “H” and “S” claims covering approximately 31,340 acres (12,683 hectares) located in the Kuskokwin district of Western Alaska.

Agreement and Terms

On May 7, 2003, we entered into an agreement with TNR Gold and BHP Minerals International Exploration Inc. granting to our company the option to farm-in to 75% of the interest that TNR Gold is entitled to earn in the Iliamna project. TNR Gold has, in its turn, a farm-in agreement with BHP Minerals International pursuant to which TNR Gold can earn a 70% interest in the Iliamna project. Upon exercising our option, we would hold a 52.5% undivided interest in the Iliamna project. To earn our 75% interest in TNR Gold’s farm-in agreement (such that we would have a 52.5% net undivided interest in the Iliamna project), we were required to spend US $500,000 prior to September 26, 2004, including an expenditure of $350,000 by May 7, 2004.

Our interest in the Iliamna project was subject to the right of BHP Minerals International to reacquire an undivided 70% interest in the Iliamna project subject to an obligation to fund the Iliamna project through a formal feasibility study. BHP Minerals International could have earned an additional 10% undivided interest in the Iliamna project by agreeing to arrange the financing necessary to bring the project into commercial production. However, BHP did not exercise its option to back in prior to expiry of the six month notice period.

On December 9, 2004, we amended our agreement with TNR Gold and BHP to provide that both we and TNR Gold can farm-in to interests in the “D”, “H” & “S” claims separately, with each claim block having independent work obligations. We and TNR Gold also agreed to inform BHP Minerals International whether we and TNR Gold would commit to drill two drill holes of not less than 250 meters each on the “D” claims. If we elected not to drill these two holes, our option to earn an interest in the “D” claims would terminate; however, such a negative election would not affect our rights to earn an interest in the “H” & “S” claims. We also agreed to drill no less than three 250-meter holes on the “H” claims on or before December 31, 2005.

As of December 31, 2006 the required work and expenditures were completed at the D Claims, and a report of activities was prepared and delivered to the partners on December 10, 2006. Our equity interest in both the D and the H Claims has now vested. A formal venture agreement is under preparation for both the D Claims and the H Claims projects.

We planned to again drill in the “D” claims in our 2005 drilling program; however, there was no work completed on the property in 2005 due to permit delays, inclement weather and equipment constraints. We commenced drilling in the “D” claims early in 2006. We drilled two 250 meter core holes to test a large geophysical anomaly underlying the “D” claims. A further two holes were drilled on the D claims in June, 2006. The cost of the program was approximately $350,000. This project was completed in June 2006. Subsequent results and final report indicated no substantial accumulations of potentially economic metals. Initial analysis suggests that geophysical anomalies at the D claims were reflective of pyrite in metasedimentary rocks. As of June 30, 2007, we have spent a total of $1,346,227 on the Iliamna project.

We have now completed our obligations as per the option agreement on the Iliamna project and have earned a 52.5% interest in each of the “H” and “S” block mining claims and a 37.5% interest in the D claims located in Iliamna, Alaska. No work was completed on the H and S claims blocks, and work was either carried forward from previous expenditures or payment in lieu of work was made to retain the claims.

Location and Access

The Iliamna project is located in the Kuskokwin district in western Alaska, about 50 miles east-northeast of Dillingham. There are no roads in the area. Access to the northern part of the project can be had via barge to Koliganek, with helicopter transport to the claims thereafter. Access to the southern part of the project is possible via helicopter from Igiugig, a small fishing and barge village located on the western shore of Lake Iliamna at the mouth of the Kvichak River.

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

Compliance with government regulation

The property is governed by the state of Alaska and managed by the state of Alaska Department of Natural Resources, and permits for exploration and development activities will be approved through this state agency. We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the State of Alaska.

We have paid the applicable rental fees required by Alaskan mining regulations for the staking of the property, which extends the Iliamna claims until November 30, 2008. The annual state rentals for the Alaska State mining claims are $100 per 160 acre quarter section or $25 per 40 acre quarter-quarter section and annual rental payments are due on November 30th of each year. We are current in payment of any rentals due to the State of Alaska. Annual assessment work of $400 per 160 acre quarter section or $100 per 40 acre quarter-quarter section must also be performed by us in order to keep the claims in good standing, or a total of approximately $76,800 must be spent in labor costs or paid in lieu to maintain the claims in good standing. The claims are in good standing, as all applicable payments have been made.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. The amount of these costs is not known at this time as we do not know the size, quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

Previous Work

In 2000, Rio Algom Exploration Inc. began exploring for supergene enriched porphyry copper deposits in southwestern Alaska. During the year, Rio Algom conducted an airborne magnetic survey, which identified three regional magnetic anomalies. An induced polarization-resistivity survey was conducted on selected targets after which Rio Algom staked claims to cover the geophysical anomalies. Subsequent to claim staking, Rio Algom was acquired by BHP Minerals International.

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

We commenced our exploration of the Iliamna property in 2003. We completed a drill program of four core holes: two holes were drilled in the “H” claims (the southern anomaly) and two holes were drilled in the “D” claims (the northern anomaly). The program was intended to test two buried targets within a large, coincident geophysical anomaly previously defined by a regional airborne magnetic survey and confirmed by on-ground reconnaissance electrical resistivity activity. At the "H" claims, drill hole IL-03-H-01 encountered bedrock at 220 feet, and was drilled to a final depth of 685 feet. Drill hole IL-03-H-02 was drilled about 0.6 miles southwest of the first hole, at a -70 degree angle, and encountered quartz diorite intrusive at 280 feet, which continued to a total depth of 835 feet. At the "D" claims, the two holes were terminated at 428 feet and 330 feet in glacial sands, and did not reach bedrock due to adverse drilling conditions. Estimates of depth to bedrock in this area, based on geophysical data, were substantially shallower. As a result, we have asked our geophysicists to review the original data for an explanation of the disparity. After review, the geophysicist maintained his estimate of bedrock depth, with allowance for local variations in depth to the top bedrock. Subsequent 2006 drilling in different locations from original 2004 sites at the D claims encountered bedrock at 231 feet and 248 feet in two holes. Both holes bottomed in pyritic metasedimentary rocks at 820 feet, and no concentrations of potentially economic gold or copper were intercepted.

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

In the fall of 2004, we followed-up this geophysical survey with a four-hole 1,006 meter drill program on the “H” claims. We expanded the knowledge initially developed in our 2003 drill program and the three-dimensional induced polarization-resistivity survey of the area. Geologic logs show that pyrite-chalcopyrite-molybdenite mineralization was intersected in all four widely spaced holes. In conjunction with the two holes drilled in 2003, we believe that the mineralized area now covers a minimum of 700 meters by 1,500 meters. A flat-lying fracture system containing narrow quartz veins is present in all holes and contains the bulk of the fracture-controlled mineralization. These flat fractures and veins also appear to be a principal control on the distribution and intensity of the alteration zones. The types and style of the alteration encountered indicates that the drilling so far has located only the distal portions of a potentially very large system.

We did not do any of the work planned for our 2005 drilling program due to permit delays, inclement weather and equipment constraints. We commenced drilling the “D” claims early in 2006. We drilled two 250 meter core holes to test a large geophysical anomaly underlying the “D” claims. A further two holes were drilled on the D claims in June, 2006. The subsequent report documented the drilling of two core holes, neither of which encountered potentially economic mineralization. The cost of the program was estimated to be $350,000. This project was completed in June 2006. Total project cost to date is $1,341,950. For information on our plans for this property over the next 12 months, please see the section of this annual report on Form 10-KSB entitled “Plan of Operations” beginning at page 22. Subsequent results reported no substantial accumulations of metals. Initial analysis suggests that geophysical anomalies at the D claims were reflective of pyrite in metasedimentary rocks. In consultation with our partners TNR Gold Corp., and BHP Minerals International, we are evaluating whether additional geophysical methods could be employed to better define drill targets.

There are no known reserves on the Iliamna property and any proposed program by us is exploratory in nature. There is no assurance that a commercially viable mineral deposit exists in the Iliamna property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Escorpion Property, Chile

On January 10, 2005, through our wholly-owned subsidiary, Minera Geocom Resources-Chile Limitada, we acquired an option to earn a 55% interest on the Escorpión property from Minera Canela Limitada, a Chilean mining company.

Location and Access

The Escorpión property is located in the coastal range of Region IV of Coquimbo, Chile, 318 kilometres to the north of Santiago, 94 kilometres to the north of the coast town of Los Vilos and 15 kilometres to the northeast of the Town of Canela Baja town. The Escorpión property is located in the Canela district, on the Canela Baja 1:50.000 mapsheet, between 700-800 meters above sea level. Access to the Escorpión property is possible from Santiago through the Pan-American Highway (Route 5) and secondary paved roads east to the town of Canela Baja. The Escorpión property is centered at UTM (Universal Transverse Mercator) co-ordinates 6530500N and 280500E, Zone 19 South.

The Escorpión property is easily accessible year round by paved roads leading from Canela Baja, while a network of gravel roads and drill tracks provide access throughout the project area. Numerous dirt roads traverse the majority of the property itself.

Property and Claims

The Escorpion Property includes two previously operated gold mines, the Merceditas and the Chululera. Additionally, the property has extensive prospect activity, ranging from small trenches and pits to several small adits (an adit is a mine opening) and substantial glory holes (a glory hole is a prospect pit).

The known showings on the Escorpión property cover an area of approximately 150 meters by 2,200 meters, and form a corridor trending north-northeasterly across the property. These showings are known as the Merciditas, Chululera,

Escorpión, Amax, Crystal and Crystal South showings and have received varying degrees of attention. Two of the zones, the Merceditas and the Chululera, have been mined in the past. Underground and surface workings are present at both locations; however, records of the ore removed and gold recovered are not available. Previous sampling conducted in 2003 showed gold grades in the underground workings of up to 12 grams per tonne (0.35 oz/ton Au) over widths of several meters and dump grab samples of up to 26 grams per tonne (0.76 oz/ton Au). An additional showing called Amax is located near Chululera, but has received only minor prospecting attention.

The Escorpión property consists of the following claims:

Location Area	Name	Registered Holder
Canela	Merceditas 1 to 7	Minera Canella S.A.*
Canela	La Escorpión 1 to 12a	Minera Canella S.A.*
Canela	La Cristal 1 to 20	Minera Canella S.A.*
Canela	Libra 1 to 10	Minera Canella S.A.*
Canela	Miguel 1 to 56	Minera Canella S.A.*
Canela	Tulipan	Minera Canella S.A.*
Canela	Palo de Agua	Minera Canella S.A.*
Canela	Peonia	Minera Canella S.A.*
Canela	Gladiolo	Minera Canella S.A.*
Canela	Rosa	Minera Canella S.A.*
Canela	Crisantemo	Minera Canella S.A.*
Canela	Clavel	Minera Canella S.A.*

Agreement and Terms

We can earn a 55% undivided interest in the Escorpión property by making staged exploration expenditures on the property over a four year period. To earn our 55% undivided interest, we must spend an aggregate of US $1,700,001 over four years on exploration of the property. Pursuant to the terms of the agreement, we were required to spend $150,001 in exploration on the property on or by December 31, 2005. We have met this requirement. We must spend a further $250,000 on exploration of the property on or before the second anniversary of signing the agreement, a further $500,000 on exploration of the property on or before the third anniversary of signing the agreement and a further eight hundred thousand must be expended on exploration of the property on or before the third anniversary of signing the agreement. If we exercise our option and earn our 55% interest in the property, we intend to form a Chilean company with our partner Minera Canela to exploit the property. Provided that we exercise our option and acquire a 55% interest in Escorpión, we will have the option to acquire an additional 5% interest in the Escorpión property at any time thereafter by making an additional cash payment of $162,500 or by issuing that number of our common shares equal to $162,500 to Minera Canela. Subsequent drilling in 2005 did not produce satisfactory results, and on March 23, 2007 we terminated the option and returned the property to the owners. No further work was done.

Property Description

The topography on the Escorpión property consists of low but locally steep hills, with elevations ranging from 600 meters to 900 meters above sea level. Vegetation consists mainly of scrub brush. The climate features hot summers and warm winters. The region is very dry all year with average yearly precipitation of less than 15 millimetres. Due to the mild weather, low altitude, and good access surface exploration including drilling may be conducted on a year round basis. Nearby towns provide basic supplies and an abundant labour force experienced in mining operations. Power lines are located within 3 kilometres of the Chululera workings, and underground water is reported to be plentiful and near surface.

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

Mineralization at the Escorpión property consists of bleached and variably silicified metasedimentary rocks containing intense stockwork veining. These stockwork zones occur in structurally complex settings with the north-northeast trending corridor and appear to be localized near intersections of north-west and north-east trending cross structures. Geologic mapping indicates that the mineralized zones are flat lying to gently south dipping, mimicking the orientation of the metasedimentary rock sequence.

Previous Work done on Escorpión Property

The Escorpión property has been known for mineralization since before 1970 when a number of local, small miners and a few major mining companies started extraction and exploration operations. In 1995, Minera Canela was created to acquire the property and to proceed with the exploration and possible exploitation of any minerals found at the property. Minera Canela, after developing a mineral exploration program between 1996 and 1997, decided during 1997 to offer the Escorpión property for sale or partnership with an established mining company.

Prior mineral exploration work programs on the property focused on rock sampling of the numerous road cuts and trenches that were established in the area of the Chululera and Merciditas workings. Geological mapping was completed over the same areas since this represented the best exposure on the property. No systematic sampling or mapping has been carried out over the remaining, mostly covered, areas of the property.

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

Phase 2 began in March, 2005 with additional geologic mapping and rock chip sampling and we focused on a colour anomaly in the southern portion of the property. We also conducted analysis of several anomalous soil samples collected during Phase 1. The colour anomaly consisted of a kill zone with no defined outcrop, but extensive areas of probable subcrop. Samples collected showed elevated arsenic levels but no significant gold values. A grab sample from a strongly argillic-altered outcrop with quartz stringers was located upstream of the colour anomaly, and contained 3.96 grams/tonne gold. The Crystal South showing, located within the confines of the north-northeast corridor, marks the southern extent of the known showings on the Escorpión property to date. We have carried out no exploration work south of this area.

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

We have not undertaken any additional exploration of this property since completion of the 2005 drilling program. To date, we have made minimal exploration expenditures in respect of the Escorpión property. As of December 31, 2005, we had spent $236,678 on mineral exploration at the Escorpión property and at June 30, 2007, we had spent $259,259 on mineral exploration at the property.

Although 2005 drill results confirmed the presence of gold in multiple zones, the ore potential was judged insufficient to merit additional expenditures. After attempting to venture our interest unsuccessfully, we dropped our option on the property and returned it to the owners.

Cucaracha, Chile

On February 26, 2004, we announced the acquisition of the Cucaracha property located in northern Chile. We staked six claims covering 680 hectares. We hold a 100% interest in these six claims. These are exploitation claims. In May 2006 we reduced the number of claims to four. The claims were staked on a skarn copper occurrence, but control of the area is in the hands of other claimants in the vicinity. We are holding these claims because other major mining companies have evinced interest in the area, and we may be able to make a deal with them if they decide to consolidate the district for exploration purposes. The cost to hold these claims is $4,200 per year.

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

We have not undertaken any significant exploration activity at the Cucaracha property. There is no assurance that a commercially viable mineral deposit or an ore reserve exists at the Cucaracha property.

For information on our plans for this property over the next 12 months, please see the section of this annual report on Form 10-KSB entitled “Plan of Operations”, beginning at page 22.

As of June 30, 2007, we have spent a total of $3,000 on exploration of the Cucaracha property.

Santa Rosa and Marcelita, Chile

The Santa Rosa and Marcelita properties comprise a total of 2,433 hectares located in the Zapallar mining district, 40 kilometers southeast of Copiapo, Tierra Amarilla County, Region 3, Chile. Previously held by LAC Minerals Ltd. in the late 1980s, the property recently became open to staking. We control 100% of the property. These are exploitation claims and we are current in payment of any rentals due to the Province of Copiapo. In order to keep the claims in good standing we must pay a total of approximately $12,000 per year.

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

The Marcelita property comprises the Chanar 1-6 claims totaling 13.9 square kilometers. Numerous quartz-tourmaline breccia pipes pierce intensely altered and metamorphosed volcanic and intrusive rocks, which are juxtaposed with the eastern margin of the Cabeza de Vaca intrusive complex. Anomalous gold has been found within breccias and stockwork zones on the property and ore-grade gold values occur within contact-metamorphic rocks above the intrusive with copper oxide visible along a ridge extending over one half kilometer. Gold values reach 1.97 ppm and copper grades up to 1.63% .

We have not undertaken any significant exploration activity at the Santa Rosa and Marcelita properties.

South Chile Recon Program - Regions 10 and 11, the Patagonia area of southern Chile

In March, 2005, we initiated an exploration and reconnaisance program, known as the Chile-Recon program, in regions 10 and 11 in the Patagonia area of southern Chile. Administratively, Chile is divided into 12 regions, number 1 to 12 in a north-south direction, plus the metropolitan regions of Santiago, the capital of Chile.

We entered into an agreement with Mr. Robert Mitchell, a Canadian prospector resident in Chile, on March 14, 2005, which is currently ongoing, whereby we could use an extensive, regional database assembled by him containing numerous copper, gold, and platinum/palladium occurrences in an area of Chile that has been historically under explored. Pursuant to the agreement, we get the sole and exclusive right to use the database for a period of two years, subject to extension by mutual agreement. We agreed to:

  commit to finance two exploration seasons, each exploration season being for a minimum of 100 days in duration;

  pay to Mitchell as a finder’s fee the sum of $25,000 per instance upon filing any claims or anomalies or occurrences generated from the database. Finder’s fees shall be capped at $50,000 per exploration season;

  pay to Mitchell, 5% of the exploration costs expended on any such claim filed. This will be paid annually and be capped at US $500,000 per claim block;

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

By August of 2005, we were able to identify several areas in Region 11 for follow-up sampling based on significant clusters of high gold and copper values found in stream sediment samples, pan concentrates, and rock chip samples. We identified a watershed for further exploration because of the high percentage of angular gold noted in the samples, suggesting a gold source not far from the sample locations. The results of Phase 1 validated the use of this database for identifying mineralized terrain and provide an economic means for selecting potentially mineralized areas for exploration.

We initiated the second phase of this exploration venture in Region 10 in January 2006. We targeted four areas that have been sampled and are highly anomalous in gold and copper. Prior to the commencement of the 2006 field program, the database was digitized and loaded into a MapInfo Program GIS format to facilitate target identification. Mitchell provided both logistical and field management of the venture. As at the date of this annual report on Form 10-KSB, we are still waiting to receive results from the second phase.

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

We have performed geological mapping and rock sampling of the areas of interest to us. In addition on November 29, 2006 we acquired by staking six separate blocks of claims totalling 91,700 hectares (226,591 acres or 354.1 square miles).These are exploration claims located in the Province of Los Lagos (Region 10). There are no roads to the claims and access is by foot, horse, or helicopter. The annual holding costs to maintain the claims in good standing is approximately $40,800. We deployed four technical teams to the area in January, 2007 with a helicopter-support program designed to evaluate the metal anomalies validated by our prior sampling programs in the area. We collected over 600 stream sediment, pan concentrate, and rock chip samples and found that these samples contained gold, copper, and other metals of potential interest.

On March 5, 2007 we announced the first set of assay results from this reconnaissance program. At Chaiten the initial sampling of the mineralized outcrops along a road cut has produced numerous chip samples containing anomalous gold over significant widths. A series of 10 continuous two meter chip samples across the accessible outcrop averaged 0.17g/t gold and 0.19% copper. Selected chip and grab samples of the mineralized veinlets have returned up to 1.67g/t gold, 3.45% copper and 3560 ppm molybdenum. The zone remains open in all directions.

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

At Cerro Vaca our sampling of the quartz veins has returned up to 5.65g/t gold over narrow widths. These southeast trending fractures can be traced over tens of meters across the ridges. To date no estimate can be made of their vertical extent.

The teams have completed their field evaluations and we are currently analyzing all the data collected. We have spent $867,316 to June 30, 2007 on this project.

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

Pursuant to the terms of the agreement, Kinross and our company initiated exploration of Region 10 utilizing the Mitchell database and funded on an equal basis via annual budgets for continued reconnaissance and individual projects established by mutual agreement. We act as manager of the exploration venture in Region 10 and recommend staking and acquisition of any specific target(s). Kinross is entitled, at its sole option, to join with us and participate in staking and acquiring the selected target properties. Each selected property will be transferred to a separate Chilean company and be made subject to a shareholders agreement providing for the following:

  Kinross and our company will participate in each mining company on an initial 50-50 basis until a total $500,000 has been expended exploration and development activities;

  Kinross has an option to acquire an additional 20% interest in a particular mining company during the currency of the shareholders agreement prior to or at the point when $500,000 has been expended on exploration and development activities on properties owned by that mining company, if Kinross elects to acquire an additional 20% interest in a particular mining company, it will fund an additional $250,000 in exploration and development costs for that mining company. After the additional expenditure has been made, Kinross and our company will participate in that mining company at a pro-rata basis of 30:70 (30% us, 70% Kinross);

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

  in any shareholders agreement where either we or Kinross accept dilutions to a 10% working interest during expenditures on an individual property, that party’s diluted interest shall be converted to a 2% net smelter royalty; and

  both Kinross and our company may transfer our respective interests in any particular shareholders agreement to a third party at any time, subject to a first right of refusal in favour of the other party.

If Kinross elects not to participate in the acquisition and continued exploration of a recommended target property, we may acquire the property on our own behalf. However, Kinross shall retain a back-in right to recover a 50% interest if and when property expenditures reach $500,000 by reimbursing our company for two-thirds of our expenditures on that property.

After the field programs in 2005 and early 2006, we recommended and staked 91,700 hectares in six separate blocks. We subsequently recommended, and Kinross agreed, to elevate three of the staked claim areas to project status: Espolon, Cerro Mera, and Cerro Vaca. Each of those project areas proved to be anomalous in gold, copper, lead, zinc, and silver based on preliminary surface sampling and reconnaissance geologic mapping. We intend to examine each of these areas in more detail in the late 2007-early 2008 season to develop drill targets, if merited.

As at September 1, 2007, Kinross’ has funded its $551,014 share of the initial exploration budgets, which totalled $1,102,028. As at June 30, 2007, the unspent portion of $nil has been presented in our financial statements for the year ended June 30, 2007, as an exploration advance payable.

Compliance with government regulation

The mineral rights are governed by the Province of Los Lagos (Region 10) and permits for exploration and development activities will be approved through this provincial agency. We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of Los Lagos.

ITEM 3: LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us. Our former partner at Escorpion contacted our Chilean counsel regarding the manner of termination of our option agreement. Our counsel advises that our position is clear and correct under the agreement and that we appropriately notified Minera Canela and dropped the property. We intend to vigorously refute their claim and will proceed to arbitration as established in the agreement if necessary.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders that have not been previously disclosed.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol GOCM.

The following table sets forth the average high and the low bid quotations quarterly for our shares of common stock during the last fiscal year ended June 30, 2007. The closing bid on September 12, 2007 is also shown. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low	Close
4th Quarter April 1, 2007 – June 30, 2007	$0.35	$0.31	$0.33
3rd Quarter January 1, 2007 –March 31, 2007	$0.29	$0.26	$0.28
2nd Quarter October 1, 2006 – December 31, 2006	$0.29	$0.26	$0.28
1st Quarter July 1, 2006 – September 30, 2006	$0.28	$0.25	$0.27

On November 5, 2007, the closing bid price for the common stock was $0.19.

We have 100 shareholders of record as at the date of this annual report.

Unregistered Sales of Equity Securities

On January 8, 2007, we sold 2,263,000 units to 28 investors at a price of $0.17 per unit and on January 29, 2007, we sold 134,000 units to one investor at a price of $0.17. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.50 per share until January 8, 2009 and January 29, 2009 respectively.

In connection with these private placements, we paid a placement fee of 8% of the aggregate gross proceeds of the private placement plus 10% of the aggregate number of units sold in warrants.

In the securities purchase agreement between our company and each of the investors, we agreed to file a registration statement on or before February 21, 2007. After filing the registration statement, we were required to use our best efforts to cause the registration statement to become effective by May 22, 2007. We will be required to keep the registration statement effective for a period of two years from the date it becomes effective.

In the event that:

- we failed to file a registration statement by February 21, 2007;

- we failed to file a request for acceleration within five trading days of the date we are notified that the registration statement will not be reviewed or is not subject to further review by the Securities and Exchange Commission; or

(each of these is deemed to be a registration default) then we may be required to pay liquidated damages to each of the investors equal to 1.5% of the aggregate purchase price paid by each holder for each 30 days of delay until January 8, 2008.

We filed the required registration statement on February 22, 2007 and an amendment to the registration statement on April 20, 2007. This registration statement was filed in a timely manner, and amended in a timely manner, but has not yet been declared effective by the SEC.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. We would not be able to pay our debts as they become due in the usual course of business; or

2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of Shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The following discussion should be read in conjunction with our financial statements and the related notes included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this current report, particularly in the section entitled “Risk Factors” in this annual report.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations - Next 12 Months

We intend to continue our exploration activities in Alaska, Argentina and Chile. Our personnel are continuously evaluating new opportunities that become available via network contracts, on ground exploration, or via submittal from independent sources. We anticipate we will require $500,000 for the 12 months ending June 30, 2008 to fund our obligations in respect of our various properties and for our ongoing operational expenses. The following discussion focuses on each property, our goals regarding that property for the next 12 months and how we intend to accomplish our goals.

La Carolina project

We do not plan to conduct any exploration work at the La Carolina project in the next 12 months as we expect Latin American to conduct an exploration program in order to earn their interest in the property in accordance with the terms and conditions of their option agreement at La Carolina. See “Description of Property”.

Iliamna project

We have completed our obligations as per the option agreement on the Iliamna project and have earned a 52.5% interest in each of the “H” and “S” claims and a 37.5% interest in the “D” claims. We have not proposed an exploration program for this property at this time. 2006 Drill results were disappointing, in that no copper or gold was encountered in a porphyry copper setting. Pyritic mineralization was found in metasedimentary rocks. We do not anticipate incurring any further expenditures except for holding costs of $30,000 on this property during the next 12 months.

On October 17, 2007 we entered into a provisional agreement with Goldmark Minerals Ltd. regarding the sale of a 100% of our equity interest in our Iliamna Project and a 49% of our Marcelita-Santa Rosa Project for an aggregate sale price of $200,000. The closing of the agreement is subject to due diligence, which is underway as of November 9, 2007.

Santa Rosa and Marcelita

We do not intend to conduct further exploration at Santa Rosa or Marcelita during the next 12 months. We anticipate incurring land fees of approximately $12,000 during the next 12 months.

On October 17, 2007 we entered into a provisional agreement with Goldmark Minerals Ltd. regarding the sale of a 100% of our equity interest in our Iliamna Project and a 49% of our Marcelita-Santa Rosa Project for an aggregate sale price of $200,000. The closing of the agreement is subject to due diligence, which is underway as of November 9, 2007.

Cucaracha

We plan to maintain our claims and incur minimal exploration expense on them at this time. We believe that these claims may be of interest to a major mining company operating in Chile and, if that should be the case, we may option or sell these claims. At this time, we do not intend to conduct exploration of these claims. We anticipate incurring land fees of approximately $4,200 during the next 12 months.

Chile Recon Project

We have projected a budget of US $697,394 of which Geocom’s portion will be US$349,000 for mapping and geochemical sampling of our acquisitions during the period July 1, 2007 to June 30, 2008.

Geologist	$122,000
Assistants	$36,600
Geochemistry	$67,200
Geologic map	$25,500
Helicopter	$213,000
Camp & logistics	$67,000
Report & target selection	$20,000
field cost subtotal	$551,300
G&A @ 15%	$82,694
Project subtotal	$633,994
Contingency @ 10%	$63,400
Total Cost to establish drill targets	$697,394

The budget is approximately $697,394 for the program which will begin in December 2007 and end in April 2008. Pursuant to our agreement with Kinross, we will be responsible for 50% of the budget and Kinross is responsible for the other 50% or $349,000. The budget has been presented by Geocom, the operator, and approved by Kinross for execution.

We intend to finance our activities via brokered or non-brokered private placements during the next 12 months. The amount and conditions precedent to such fund raising are presently under consideration. We do not currently have debt or equity offerings in place and there can be no assurance that we will be able to raise the funds required on terms acceptable to us, if at all.

Financial Condition, Liquidity and Capital Resources as at June 30, 2007

Our principal capital resources have been through issuance of common stock, shareholder loans and borrowing.

At June 30, 2006, we had working capital deficiency of $312,439 compared to a working capital deficiency of $237,088 at June 30, 2007.

At June 30, 2007, our total assets were $194,562, which consisted primarily of cash assets of $98,496, other assets of $64,566 and capitalized mineral property acquisition costs of $31,500.

At June 30, 2007, our total current liabilities decreased to $386,484 from $494,876 at June 30, 2006. This decrease was due to the reduction in exploration advances payable to nil from $144,568.

We posted losses of $818,980 for the period ended June 30, 2007 and $5,345,880 (unaudited) since inception to June 30, 2007. The principal components of the losses for the period ended June 30, 2007 were administrative expenses of $425,700 and exploration expenses of $393,280. By comparison, as of the period ended June 30, 2006 we had incurred administrative expenditures of $730,390. For the year sending June 30, 2007, four directors each receive $500 per month and one director receives $7,500 per month for services performed on behalf of the Company. The decrease in administrative expenses was due to the reduction in exploration activities and the reduction in management fees paid to directors and management.

Operating expenses for the period ended June 30, 2007 were $818,980, compared to the period ended June 30, 2006, which were $1,188,505. The decrease in operating expenses was due to the reduction in management fees paid to directors and management.

At June 30, 2007, we had cash on hand of $98,496.

Going Concern

We have historically incurred losses, and through June 30, 2007 have incurred losses of $5,345,880 (unaudited) since inception. We will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings and/or bank financing, although we not currently have any arrangements in place to effect any such financing and there can be no assurance that we will be able to raise the funds required.

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one of the following:

a.	An increase in a liability for income taxes payable or a reduction of an income tax refund receivable
b.	A reduction in a deferred tax asset or an increase in a deferred tax liability

c.	Both (a) and (b).

An enterprise that presents a classified statement of financial position should classify a liability for unrecognized tax benefits as current to the extent that the enterprise anticipates making a payment within one year or the operating cycle, if longer. An income tax liability should not be classified as a deferred tax liability unless it results from a taxable temporary difference (that is, a difference between the tax basis of an asset or a liability as calculated using this Interpretation and its reported amount in the statement of financial position). This Interpretation does not change the classification requirements for deferred taxes.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in Statement 109 is not an appropriate substitute for the derecognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on the sufficiency of future taxable income is unchanged by this Interpretation.

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

Basic and Diluted Net Income (Loss) Per Share

We computed net income (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit with banks with maturities of 90 days or less from the original date of acquisition, which are readily convertible to known amounts of cash and are subject to insignificant changes in value.

Financial Instruments

The fair values of accounts payable, accrued liabilities and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Stock-Based Compensation

We adopted SFAS 123R prospectively commencing in the third quarter of the fiscal year ending June 30, 2006 and recorded, as an expense in each quarter beginning after December 15, 2005, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R. We estimate the fair value of our stock option grants using the Black-Scholes Option-Pricing Model.

ITEM 7: FINANCIAL STATEMENTS

GEOCOM RESOURCES INC.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

And For the Period from June 19, 2000 (Inception) Through June 30, 2007

U.S. FUNDS

Independent Auditors’ Report

To the Shareholders of Geocom Resources Inc.:

We have audited the consolidated balance sheet of Geocom Resources Inc. (the “Company”) as at June 30, 2006 and the consolidated statements of operations, changes in stockholder's deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards and with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2006 and the results of its operations and its cash flows for the year then ended in accordance with United States generally accepted accounting principles.

“Staley, Okada & Partners”

Vancouver, BC	STALEY, OKADA & PARTNERS
September 19, 2006	CHARTERED ACCOUNTANTS

Comments by Auditor for U.S. Readers on Canada-U.S Reporting Difference

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in note 2 to the financial statements. Our report to the shareholders dated September 19, 2006 is expressed in accordance with Canadian reporting standards which do not permit reference to such events and conditions in the auditor’s report when these are adequately disclosed in the financial statements.

“Staley, Okada & Partners”

Vancouver, BC	STALEY, OKADA & PARTNERS
September 19, 2006	CHARTERED ACCOUNTANTS

Geocom Resources Inc.	Statement 1
(An Exploration Stage Company)
Consolidated Balance Sheets
U.S. Funds

	June 30	June 30
ASSETS	2007	2006
Current
Cash and cash equivalents	$98,496	$131,812
Marketable securities (note 5)	19,748	4,750
Prepaid expenses and advances	31,152	45,875
	149,396	182,437

Mineral Property Acquisition Costs (note 4)	31,500	31,500
Equipment (note 10)	13,666	9,790
	$194,562	$223,727

LIABILITIES
Current
Accounts payable and accrued liabilities	$182,976	$78,482
Accounts payable - related parties (note 11)	203,508	271,826
Exploration advances payable (note 4)	-	144,568
	386,484	494,876

SHAREHOLDERS’ DEFICIENCY
Capital Stock - Statement 2
Common stock (note 6)
Authorized: 100,000,000 with $0.00001 par value
Issued and outstanding: 27,192,788 (22,257,318)	272	223
Additional paid-in capital	5,145,028	4,255,623
Deficit Accumulated During the Exploration Stage	(5,345,880)	(4,526,900)
Accumulated Other Comprehensive Income (Loss)	8,658	(95)
	(191,922)	(271,149)
	$194,562	$223,727

Going concern (note 2)

- See Accompanying Notes -

Geocom Resources Inc.	Statement 2
(An Exploration Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficiency)
U.S. Funds

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
	Shares	Par Value	Paid-in	Exploration	Comprehensive
			Capital	Stage	Income	Total

Opening Balance	-	$-	$-	$-	$-	$-
Shares issued for cash	10,000,000	100	2,400	-	-	2,500
Shares issued for cash	10,000,000	100	274,900	-	-	275,000
Loss for the year	-	-	-	(376,148)	-	(376,148)
Balance June 30, 2001	20,000,000	200	277,300	(376,148)	-	(98,648)
Shares issued for cash	8,000,000	80	199,920	-	-	200,000
Loss for the year	-	-	-	(125,429)	-	(125,429)
Balance June 30, 2002	28,000,000	280	477,220	(501,577)	-	(24,077)
Shares returned to treasury	(11,500,000)	(115)	115	-	-	-
Conversion of convertible notes	-	-	55,556	-	-	55,556
Loss for the year	-	-	-	(168,528)	-	(168,528)
Balance June 30, 2003	16,500,000	165	532,891	(670,105)	-	(137,049)
Shares issued for cash	365,854	4	749,996	-	-	750,000
Shares issued with debt conversion	493,678	5	513,420	-	-	513,425
Stock-based compensation	-	-	62,676	-	-	62,676
Loss for the year	-	-	-	(1,082,369)	-	(1,082,369)
Balance June 30, 2004	17,359,532	174	1,858,983	(1,752,474)	-	106,683
Shares issued for cash	3,583,143	35	1,490,020	-	-	1,490,055
Stock-based compensation	-	-	182,746	-	-	182,746
Foreign currency translation	-	-	-	-	1,078	1,078
Loss for the year	-	-	-	(1,582,546)	-	(1,582,546)
Balance June 30, 2005	20,942,675	209	3,531,749	(3,335,020)	1,078	198,016
Shares issued for cash	1,164,643	12	237,541	-	-	237,553
Shares issued for property	150,000	2	31,498		-	31,500
Stock-based compensation	-	-	454,835	-	-	454,835
Foreign currency translation	-	-	-	-	(1,173)	(1,173)
Loss for the year	-	-	-	(1,191,880)	-	(1,191,880)
Balance June 30, 2006	22,257,318	223	4,255,623	(4,526,900)	(95)	(271,149)
Shares issued for cash	4,880,176	48	829,582	-	-	829,630
Shares issued for finders’ fees	55,294	1	9,399	-	-	9,400
Share issuance costs	-	-	(58,727)	-	-	(58,727)
Stock-based compensation	-	-	109,151	-	-	109,151
Foreign currency translation	-	-	-	-	1,550	1,550
Unrealized gains on marketable
securities	-	-	-	-	7,203	7,203
Loss for the year	-	-	-	(818,980)	-	(818,980)

Balance June 30, 2007	27,192,788	$272	$5,145,028	$(5,345,880)	$8,658	$(191,922)

- See Accompanying Notes -

Geocom Resources Inc.	Statement 3
(An Exploration Stage Company)
Consolidated Statements of Operations
U.S. Funds

			Inception
	For the Year Ended		through
	June 30		June 30
			(Unaudited)
	2007	2006	2007
Operating Expenses
Mineral exploration expenditures	$393,280	$458,115	$3,068,814
Oil and gas activities	-	-	42,060
Other general and administrative	425,700	730,390	2,101,391
Loss from Operations	(818,980)	(1,188,505)	(5,212,265)
Write-down of marketable securities	-	(3,375)	(3,375)
Interest expense	-	-	(130,240)
Loss for the Period	(818,980)	(1,191,880)	(5,345,880)

Other Comprehensive Income (Loss)
Foreign currency translation	1,550	(1,173)	1,455
Unrealized gains on marketable securities	7,203	-	7,203
Comprehensive Loss for the Period	$(810,227)	$(1,193,053)	$(5,337,222)

Loss Per Share
Basic and Diluted	$(0.03)	$(0.06)

Weighted-Average Shares Outstanding:
Basic and Diluted	25,465,358	21,347,878

- See Accompanying Notes -

Geocom Resources Inc.	Statement 4
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
U.S. Funds

			Inception
	For the Year Ended		through
	June 30		June 30,
			(unaudited)
`	2007	2006	2007
Cash Flows from Operating Activities
Loss for the period	$(818,980)	$(1,191,880)	$(5,345,880)
Adjustments to reconcile loss to cash
used in operating activities:
Amortization of discount on notes payable	-	-	55,556
Depreciation	4,361	3,065	10,789
Shares received for properties	(7,795)	(8,125)	(15,920)
Write-down of marketable securities	-	3,375	3,375
Common shares issued for services	-	-	275,000
Common shares issued for interest expense	-	-	13,425
Stock-based compensation	109,151	454,835	809,407
Change in non-cash working capital:
Other current assets	14,723	(30,797)	(31,152)
Accounts payable and accrued liabilities	36,176	236,380	386,484
Exploration advances payable	(144,568)	144,568	-
	(806,932)	(388,579)	(3,838,916)
Cash Flows from Investing Activities
Purchase of property and equipment	(8,237)	(5,401)	(24,455)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	500,000
Proceeds from notes payable – related parties	-	-	253,786
Repayment of notes payable – related parties	-	-	(253,786)
Proceeds from advances – related parties	-	-	118,982
Repayment of advances – related parties	-	-	(118,982)
Issuance of common stock, net of share
issuance costs	780,303	237,553	3,460,412
	780,303	237,553	3,960,412

Effects of exchange rates on cash	1,550	(1,173)	1,455

Net Change in Cash and Cash Equivalents	(33,316)	(157,600)	98,496
Cash – Beginning of period	131,812	289,412	-
Cash – End of period	$98,496	$131,812	$98,496

Supplemental Cash Flow Information
Interest paid	$-	$-	$61,259
Income taxes paid	$-	$-	$-

Summary of Non-Cash Investing
and Financing Transactions
Shares issued for mineral properties	$-	$31,500	$31,500
Shares received for mineral properties	$7,795	$8,125	$15,920
Shares issued for finders’ fees – equity financings	$9,400	$-	$9,400
Shares issued on conversion of notes payable	$-	$-	$513,425

- See Accompanying Notes -

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007 and 2006
U.S. Funds

1.        Summary of Significant Accounting Policies

Geocom Resource Inc. (“Geocom”) was incorporated on June 19, 2000 under the laws of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada. Geocom was engaged in the exploration of certain oil and natural gas interests in the state of California. In April 2003, Geocom made a strategic decision to focus and pursue opportunities in the mineral resource exploration and development sector in the state of Alaska and in the countries of Argentina and Chile. The Company is in the exploration stage. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In years in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted loss per share are the same.

Cash and Cash Equivalents

Cash includes cash on account, demand deposits, and short-term instruments with maturities of three months or less.

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007 and 2006
U.S. Funds

1.        Summary of Significant Accounting Policies - continued

Long-lived Assets

Equipment is stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.

Impairment losses are recorded on fixed assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. There were no impairment losses in 2007 or 2006.

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

Financial Instruments

Geocom's financial instruments consist of cash, marketable securities, accounts payable and accrued liabilities, due to related parties, and exploration advances payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity and capacity of prompt liquidation of such assets and liabilities, the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Mineral Properties

Cost of license acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Marketable Securities

The Company’s marketable securities have been classified as Available For Sale and are carried at fair value. Unrealized gains and losses are recorded as other comprehensive income until such time as the investments are sold, at which point such accumulated gains and losses are recorded in operations.

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007 and 2006
U.S. Funds

1.        Summary of Significant Accounting Policies - Continued

Stock-Based Compensation

The Company adopted SFAS 123R prospectively commencing in the third quarter of the fiscal year ending June 30, 2006 and has recorded, as an expense in each quarter beginning after December 15, 2005, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R. The Company estimates the fair value of its stock option grants using the Black-Scholes Option-Pricing Model.

2.        Going Concern

Geocom's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates that the Company will continue in operation for the foreseeable future and will realize its assets and liquidate its liabilities in the normal course of business. However, Geocom has no current source of revenue, recurring losses, a working capital deficit of $237,088, and a deficit accumulated during the exploration stage of $5,345,880 as of June 30, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Geocom's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Geocom's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests. The successful outcome of future activities cannot be determined at this time. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.        Recent Accounting Pronouncements

In June 2006, the FASB issued Accounting for Uncertain Tax Positions – an Interpretation of FASB Statement No. 109, FIN 48, which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company’s tax returns. FIN 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. The Company is required to adopt this statement effective July 1, 2007 and management is currently assessing the impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the impact on the Company’s financial statements.

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007 and 2006
U.S. Funds

4.        Exploration Properties

Geocom entered into an option agreement dated November 29, 2005 with Latin American Minerals Inc. (“Latin American”) in respect of its La Carolina project, located in Argentina. TNR Gold Corp. (“TNR) is also a party to the agreement as is its wholly owned subsidiary, Compania Minera Solitario Argentina S.A. (“Solitario”) which currently holds title to the property. The Company’s chief financial officer is a director of TNR. The option agreement requires Latin American to pay a total of $125,000 and issue a total of 125,000 shares to Geocom and TNR, as to equal parts, over a period of four years. The Company has received $25,000 and 25,000 shares (fair value $19,748) to June 30, 2007. Pursuant to the option agreement, Latin American has the right to earn an undivided 75% interest in the property by making the cash and share payments and by incurring a total of $1,000,000 in exploration expenditures on the property over a period of five years. Latin American is entitled to earn a 37.5% interest in the property upon incurring $500,000 in exploration expenditures and by paying a total of $62,500 in cash and issuing 62,500 shares.

Geocom acquired its option to earn a 75% working interest in the La Carolina property from TNR in 2003. To vest its interest in the property, the Company was required to make a total of $2,000,000 in exploration expenditures as well as issue shares to TNR. Geocom spent a total of $616,676 on the property. To facilitate the option agreement with Latin American, TNR and Geocom mutually agreed to renegotiate the terms of the La Carolina option agreement such that: Geocom has fully vested its interest in the project; Geocom reduces its vested interest from the originally contemplated 75% to 50%, effective November 29, 2005; Geocom issued 150,000 shares to Solitario; and TNR agrees that such issuance is compensation to TNR and Solitario for its agreement. In addition, the Company and TNR agree to manage the project via management committee and acceptable budgets, subject to the option agreement held by Latin American. The value of the 150,000 shares issued to TNR ($31,500) has been capitalized as an acquisition cost in these financial statements.

On January 24, 2005, MGRC signed an agreement to earn a 55% interest on the Escorpion gold property from Minera Canela S.A. The property is situated in the fourth region Province of Choapa in Chile. Although 2005 drill results confirmed the presence of gold in multiple zones, the ore potential was judged insufficient to merit additional expenditures. After attempting to venture our interest unsuccessfully, we dropped our option on the property and returned it to the owners on March 23, 2007. Our former partner at Escorpion contacted our Chilean counsel regarding the manner of termination of our option agreement. Our counsel advises that our position is clear and correct under the agreement and that we appropriately notified Minera Canela and dropped the property. We intend to vigorously refute their claim and will proceed to arbitration as established in the agreement if necessary

The Company has signed an exploration venture with option to participate agreement with Kinross Gold Corporation (“Kinross”) whereby Geocom and Kinross will jointly explore certain areas in Chile, with any properties acquired being shared on an equal basis. Kinross will have the option, subject to certain conditions, to earn an additional 20% interest in each project. As at June 30, 2007, Kinross has funded $551,014, representing its share of the initial exploration budgets. As at June 30, 2007, the unspent portion of $nil (2006 - $144,568) has been presented in these financial statements as an exploration advance payable.

On May 20, 2003, Geocom entered into an agreement with TNR to earn a 75% interest in TNR's option to earn a 70% interest in BHP Minerals International Exploration Inc.'s (BHP) Iliamna Project in Alaska. Geocom has completed all its obligations and have earned a 52.5% interest in each of the “H” and “S” block mining claims and a 37.5% interest in the D claims.

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007 and 2006
U.S. Funds

4.        Exploration Properties. - Continued

On October 31, 2003, Geocom announced the acquisition of two gold and base metal projects in Chile. Geocom personnel staked both properties on behalf of the Corporation. The Santa Rosa and Marcelita properties are located in the Zapallar mining district, 40 kilometers southeast of Copiapó, Tierra Amarilla County, Region III, Chile. The Corporation controls 100% of the property acquired.

On February 16, 2004, Geocom announced the acquisition, by staking, of various claims that provide a 100% interest in several sediment hosted copper and gold occurrences.

5.        Marketable Securities

The Company holds 25,000 shares of Latin American Minerals Inc. (Note 4), the fair value of which is $10,000 as at June 30, 2007. In accordance with FAS 115, the Company has classified these securities as Available For Sale and records unrealized gains and losses as other comprehensive income.

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

Details of the issued and outstanding capital stock as at June 30, 2007 are as follows:

	Shares	Par Value	Additional Paid
			in Capital
Balance – beginning of year	22,257,318	$223	$4,255,623
Issued and fully paid:
Private placement (i)	4,880,176	48	829,582
Shares issued as finders’ fees	55,294	1	9,399
Share issuance costs	-	-	(58,727)
Stock-based compensation (note 8)	-	-	109,151
Balance – end of year	27,192,788	$272	$5,145,028

(i)

During the period, the Company raised gross proceeds of $829,630 by way of a private placement consisting of 4,880,176 units at a price of $0.17 per unit (“Unit”). Each Unit consists of one common share of the Company and one share purchase warrant entitling the holder to purchase an additional common share of the Company for a period of two years at a price of $0.50. The Company paid cash finders’ fees of $49,327 and issued 55,294 units as finders’ fees in connection with the private placement. The finders’ fee units were fair-valued at $9,400 and the warrants have the same terms as the warrants of the offering.

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007 and 2006
U.S. Funds

7.        Stock Options

Geocom has adopted a stock option plan under which 1,700,000 shares of the Company’s common stock have been reserved for issuance. The plan provides for vesting provisions of 20% on the date of grant, and 20% every six months thereafter. The maximum term of any grant is 10 years.

Option activity for the years ended June 30 is as follows:

	2007		2006
		Weighted-		Weighted-
		average		average
	Options	exercise price	Options	exercise price
Balance – beginning of year	1,445,000	$ 0.25	1,540,000	$ 0.89
Granted	165,000	$ 0.35	290,000	$ 0.25
Exercised	-	-	(195,000)	$ 0.25
Expired	(380,000)	$ 0.25	(190,000)	$ 0.85
Balance – end of year	1,230,000	$ 0.26	1,445,000	$ 0.25

Exercisable at end of year	1,007,000	$ 0.26	1,417,000	$ 0.25

Information about options outstanding at June 30, 2007 is as follows:

		Weighted-average
		remaining
Exercise Price	Options	life in years	Exercisable	Expiry
0.25	575,000	0.08	575,000	July 26, 2007
0.25	200,000	0.42	200,000	December 8, 2007
0.25	165,000	1.58	99,000	January 27, 2009
0.25	125,000	1.75	75,000	March 20, 2009
0.35	125,000	2.34	50,000	November 1, 2009
0.35	40,000	2.51	8,000	January 2, 2010
	1,230,000	0.81	1,007,000

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007 and 2006
U.S. Funds

8.        Stock Based Compensation

For the years ended June 30, the Company issued stock options to its directors, officers and employees and estimated the related stock-based compensation as follows:

	2007	2006
Total options granted	165,000	290,000
Average exercise price	$0.35	$0.25
Estimated fair value of compensation	$31,555	$51,525
Estimated fair value per option	$0.19	$0.18

The fair value of the stock-based compensation to be recognized in the accounts has been estimated using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

	2007	2006
Risk-free interest rate	4.55%	4.53%
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	106%	103%
Expected option life in years	3.00	3.00

The company has recorded stock-based compensation for the options that vested during the period as follows:

	2007	2006
Number of options vested in period	329,000	636,000
Stock-based compensation expense	$109,151	$454,835

Option pricing models require the input of highly subjective assumptions, particularly as to the expected price volatility of the Company’s stock. Changes in these assumptions can materially affect the fair value estimated, and therefore it is management’s view that the existing models do not necessarily provide a single reliable measure of the fair value of the Company’s stock option grants.

8.        Stock Based Compensation – (Continued)

Had the fair value of employee stock-based compensation been recognized as compensation expense, prior to the adoption of SFAS 123 (Note 1), on a straight-line basis over the vesting period of the stock options, the pro forma effect on the loss for the year ending June 30, 2006 is as follows:

2006

Loss, as reported	$(1,191,880)
Less: Unrecorded stock-based employee compensation determined
under fair value based method	(156,274)
Pro forma loss	$(1,348,154)
Basic and diluted loss per share
As reported	$(0.06)
Pro forma	$(0.06)

9.        Stock Warrants

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

On March 26, 2006, the Company re-priced all of the remaining outstanding warrants to an exercise price of $0.25 per share. The re-pricing resulted in an increase of $19,781 in the initial fair value assigned to the remaining outstanding warrants using the Black-Scholes Option-Pricing Model applying the following assumptions: a risk-free interest rate of 4.66%, expected dividend yield of 0.00%, expected stock price volatility of 76.83% and an expected life of 3.5 years.

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007 and 2006
U.S. Funds

9.        Stock Warrants – (Continued)

Warrant activity for the years ended June 30 is as follows:

	2007		2006
		Weighted-		Weighted-
		average		average
	Warrants	exercise price	Warrants	exercise price
Balance – beginning of year	2,797,500	$0.25	3,767,143	$0.53
Granted	4,935,470	$0.50	-	-
Exercised	-	-	(969,643)	$0.19
Expired	(2,797,500)	$0.25	-	-
Balance – end of year	4,935,470	$0.50	2,797,500	$0.25

Exercisable at end of year	4,935,470	$0.50	2,797,500	$0.25

At June 30, 2007, the Company had share purchase warrants outstanding to purchase common shares as follows:

Shares	Exercise Price	Expiry Date
2,483,176	$ 0.50	August 23, 2008
55,294	$ 0.50	August 23, 2008
2,397,000	$ 0.50	January 8, 2009
4,935,470

10.        Equipment

Geocom’s fixed assets consist of computer equipment, office furniture, and exploration equipment. The fixed assets are depreciated using the straight-line method with useful lives ranging from 3-5 years. Details are as follows:

			2007	2006
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
Furniture and fixtures	$692	$602	$90	$229
Computer equipment	6,325	6,325	-	1,879
Exploration equipment	17,793	4,217	13,576	7,682
	$24,810	$11,144	$13,666	$9,790

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007 and 2006
U.S. Funds

11.        Related Party Transactions

Geocom has month to month service agreements with related parties. Currently, four directors each receive $500 per month and one director receives $7,500 per month for services performed on behalf of the Company. For the years ending June 30, 2007 and 2006, payments to related parties for services were $130,500 and $180,000, respectively.

The Company has entered into a transaction with a company of which Geocom’s Chief Financial Officer is a shareholder and director (note 4). During the year, the Company was billed $27,970 by this company for exploration expenditures incurred on properties held jointly.

The above transactions were conducted in the normal course of operations and were measured at the exchange amount, which is the amount of consideration agreed upon between the Company and the related parties.

12.        Income Taxes

The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented because it has experienced operation losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carry-forwards, because of uncertainty regarding its realization.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at June 30, 2007 are as follows:

	2007	2006
Deferred tax asset attributable to:
Net operating losses carried forward	$1,513,307	$1,327,322
Valuation allowance	(1,513,307)	(1,327,322)
Total net deferred tax asset	$-	$-

Geocom follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” SFAS No. 109 requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $1,513,307 at June 30, 2007 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

At June 30, 2007 Geocom had net operating loss carry-forwards amounting to approximately $4.2 million and $0.8 million for U.S. and Chile tax purposes, respectively, that expire in various amounts beginning in 2020 in the U.S. and have no expiry date in Chile.

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007 and 2006
U.S. Funds

13.        Segmented Information

The Company's only business activity is the exploration for and development of mineral reserves. This activity is carried out primarily in the United States and Chile. The breakdown by geographic region is as follows:

	Chile	United States	Consolidated
Segment revenue	$-	$-	$-
Segment operating loss	$318,439	$500,541	$818,980
Capital expenditures	$8,237	$-	$8,237
Identifiable assets	$164,218	$30,344	$194,562

	Canada	United States	Consolidated
Segment revenue	$-	$-	$-
Segment operating loss	$155,145	$1,036,735	$1,191,880
Capital expenditures	$5,401	$-	$5,401
Identifiable assets	$122,020	$101,707	$223,727

14.        Subsequent Events

Two loans of $20,000 and $25,000 were made to the Company by two directors on July 12, 2007 and July 31, 2007 respectively. On October 18, 2007 the Company reached provisional agreement with Goldmark Minerals Ltd. regarding the equity sale of the Iliamna project and a minority interest in the Marcelita-Santa Rosa project. Closing of the agreement is pending the receipt of satisfactory title opinions from Goldmark’s outside counsel.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We engaged Staley, Okada & Partners, Chartered Accountants on January 12, 2006 as our principal accountant to audit our financial statements after LBB & Associates Ltd., LLP (formerly Lopez, Blevins, Bork & Associates, L.L.P) was dismissed on January 10, 2006 as our independent auditors. We engaged LBB & Associates Ltd., LLP (formerly Lopez, Blevins, Bork & Associates, L.L.P) on September 8, 2004 as our principal accountant to audit our financial statements after Malone & Bailey, PLLC was dismissed on September 8, 2004 as our independent auditors. . The decision to change accountants was approved by our Board of Directors.

The Company’s auditors for the year ended June 30, 2006, Staley Okada and Partners entered into a transaction with PricewaterhouseCoopers LLP. The Directors subsequently appointed PricewaterhouseCoopers LLP as the Company’s auditors for the year ending June 30, 2007.

During the years ended June 30, 2006 and 2005 and subsequent to June 30, 2006 through to the date hereof, neither we nor anyone on our behalf consulted with Staley, Okada & Partners, Chartered Accountants or PricewaterhouseCoopers LLC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has Staley, Okada & Partners, Chartered Accountants or PricewaterhouseCoopers LLP provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) and (v), respectively, of Regulation S-K with our former accountant.

ITEM 8A: CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2007. This evaluation was carried out under the supervision and with the participation of our company's president and treasurer.

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the Company’s disclosure controls and procedures in place as at June 30, 2007. Based on this evaluation, it was determined that certain weaknesses existed in internal controls over financial reporting. In addition, the Company has not fully completed its review and evaluation of the design of internal control over financial reporting as envisioned under the Securities and Exchange Commission rules. The Company expects to complete its assessment in Fiscal 2008. As is indicative of many small companies, the lack of segregation of duties and effective risk assessment were identified as areas where weaknesses existed. The existence of these weaknesses is to be compensated for by senior management monitoring which exists. The Company is taking steps to augment and improve the design of procedure and controls impacting these areas of weakness over internal control over financial reporting.

Based upon that evaluation, our company's sole director and officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our president and treasurer as appropriate, to allow timely decisions regarding required disclosure.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
John Hiner	President, CEO and Director	58	April 4, 2003
Paul Chung	CFO, Secretary, Treasurer and Director	50	May 20, 2003
Andrew Stewart	Director	34	June 19, 2000
Talal Yassin	Director	33	June 19, 2000
Clyde Harrison	Director	63	December 2, 2004

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

John Hiner

Mr. Hiner became our President, CEO and a Director on April 4, 2003.

Mr. Hiner has been involved in the mining industry for over 30 years. From 2000 to 2003 Mr. Hiner operated JEHCORP Inc., a consulting firm to the mining industry. Prior to this, Mr. Hiner was the Vice President of Champion Resources. Mr. Hiner is also a director of Villanova Capital Corp., a TSX Venture Exchange capital pool corporation, and a director of Providence Capital Corp., a TSX Venture Exchange capital pool corporation.

Mr. Hiner holds a B.Sc. in geology from San Diego State University awarded in 1972, and a M.S. in geology from the Mackay School of Mines, University of Nevada-Reno, awarded in 1978 awarded in 1978.

Paul Chung

Mr. Chung became our CFO, Secretary Treasurer, and a Director on May 20, 2003.

Since 1994, Mr. Chung has acted as a director of TNR Gold Corp. (TRR:TSX-V), a gold exploration company with properties in Argentina, Canada and the USA. Mr. Chung is also a director of Soho Resources Corp. (SOH:TSX-V) with a mining property in Mexico, and a director of Mayfair Mining and Minerals Inc. (OTC BB:MFMM.OB) with gold properties in Zambia and Sapphire properties in Madagascar.

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

Code of Ethics

Effective October 12, 2003, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our company’s officers including our president (being our principal executive officer) and our company’s chief financial officer (being our principal financial and accounting officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

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

ITEM 10: EXECUTIVE COMPENSATION

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2007; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended June 30, 2007, who we will collectively refer to as our named executive officers, of our company for the years ended June 30, 2007 and 2006, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation does not exceed $100,000 for the respective fiscal year: The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended June 30, 2007.

The particulars of compensation paid to the following persons:

  our principal executive officers;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2007; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended June 30, 2007 and 2006, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
John Hiner President & CEO	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$ Nil $ Nil
Paul Chung CFO, Secretary and Treasurer	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil $ $Nil

We have not entered into any employment agreement or consulting agreement with our current directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at June 30, 2007, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Stock Option Plan

On November 20, 2003 we established a stock option plan pursuant to which 1,700,000 common shares were reserved for issuance.

In January 2006, we issued 165,000 stock options, which vest according to the company’s stock option plan - in 20% increments over two years every six months with the first 20% vesting on the grant date. The exercise price of the stock options is $0.25 and they expire three years after the grant date. We also issued 125,000 stock options, subject to the 20% Vesting Provisions, in March of 2006. The strike price of these stock options is $0.25 and they expire three years after the grant date.

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option and have initial terms of 10 years.

We granted 165,000 stock options during the 2007 fiscal year as follows:

No. of Stock Options	Grant Date	Exercise Price	Expiry Date
40,000	January 2, 2007	$0.35	January 2, 2010
125,000	November 1, 2006	$0.35	November 1, 2009

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

195,000 stock options were exercised during the last fiscal year for proceeds of $48,750.

Aggregated Options Exercised in the Year Ended June 30, 2007 and Year End Option Values

There were no stock options exercised during the year ended June 30, 2007.

Repricing of Options/SARS

No SAR’s have been granted by our company.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended June 30, 2007, we did not pay any compensation or grant any stock options to our directors.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of the directors or executive officers of our company or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Principal Stockholders

The following table sets forth, as of November 5, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Paul Chung 2020 No. 4 Road Richmond, BC V6X 2L3	Common	1,617,500	5.9%
John Hiner 9443 Axlund Road Lynden, WA 98264	Common	1,917,500(2)	7.0%
Andrew Stewart 1208 – 1030 West Georgia Street Vancouver, BC	Common	2,287,500	8.4%
Talal Yassin 1325 Cammeray Road West Vancouver, BC V7S 2V9	Common	2,287,500	8.4%
Directors and Executive Officers as a Group	common stock	8,110,000(2)	29.80%

(1)

Based on 27,212,788 shares of common stock issued and outstanding as of November 5, 2007. Except as otherwise indicated, we believe that the beneficial owner of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Includes 150,000 warrants exercisable within 60 days.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 12, 2007 John Hiner, an officer and director, loaned the Company $20,000 under the terms of a promissory note. The note has an interest rate of 10%, and is a demand note with no set maturity. On July 31, 2007 Talal Yassin, a director, loaned the Company $25,000 under the terms of a promissory note. The note has an interest rate of 10% per annum, and is a demand note with no set maturity.

Except as noted above, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any member of the immediate family of any of the foregoing persons.

Corporate Governance

Board of Directors Independence

We currently act with two directors and two executive officers.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The sole director of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the sole director, solely consisting of

James Shepard. In addition, we believe that retaining one or more directors who would qualify as independent in accordance with Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

ITEM 13: EXHIBITS AND REPORTS

Exhibit
Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Restated Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on June 7, 2001).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on June 7, 2001).
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2 filed on June 7, 2001).
4.2	2003 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on December 17, 2003).
(10)	Material Contracts
10.1	Cash Call No. 2 dated May 1, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).
10.2	Assignment Agreement dated May 4, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).
10.3	Option Agreement dated May 1, 2003 between Geocom Resources Inc. and TNR Resources Ltd. (incorporated by reference from our Amended Current Report on Form 8-K/A, filed on May 5, 2003).
10.4	Option Agreement dated May 7, 2003 between Geocom Resources Inc. and TNR Resources Ltd. (incorporated by reference from our Current Report on Form 8-K, filed on May 20, 2003).
10.5	Consulting Agreement dated effective December 1, 2003 with Jim Chapman (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.6	Consulting Agreement dated effective December 1, 2003 with Jeffrey A. Jaacks (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.7	Consulting Agreement dated effective January 1, 2004 with John Benglesdorf (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.8	Consulting Agreement dated effective January 1, 2004 with Ellsworth Geological, PC (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.9	Consulting Agreement dated January 19, 2004 with Gary Schellenberg (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.10	Consulting Agreement dated January 19, 2004 with Roberto Lara (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.11	Form of Stock Option Agreement for January 21, 2004 grant of stock options (incorporated by reference from our Annual Report on Form 10-KSB filed on October 14, 2004)
10.12	Consulting Agreement dated July 23, 2004 with Elizabeth Torry (incorporated by reference from our Annual Report on Form 10-KSB filed on October 14, 2004)
10.13	Form of Stock Option Agreement for July 26, 2004 grant of stock options (incorporated by reference from our Annual Report on Form 10-KSB filed on October 14, 2004)
10.14	Consulting Agreement dated July 26, 2004 with Aruba Capital Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on October 14, 2004)
10.15	Consulting Agreement dated July 24, 2004 with Charles Madden (incorporated by reference from our Annual Report on Form 10-KSB filed on October 14, 2004)
10.16	Consulting Agreement dated July 24, 2004 with Harvey Lawson (incorporated by reference from our Annual Report on Form 10-KSB filed on October 14, 2004)
10.17	Form of Securities Purchase Agreement for October 2004 private placements (incorporated by reference from our Registration Statement on Form SB-2 filed on December 1, 2004).

Exhibit
Number	Description
10.18

Option Agreement dated November 10, 2004 between Geocom Resources Inc. and TNR Resources Ltd. amending the terms of the Option Agreement dated May 7, 2003. (incorporated by reference from our Annual Report on Form 10-KSB filed on October 6, 2006)

10.19	Consulting Agreement dated December 2, 2004 with Clyde Harrison (incorporated by reference from our Current Report on Form 8-K filed on December 2, 2004)
10.20	Stock Option Agreement dated December 8, 2004 with Clyde Harrison (incorporated by reference from our Annual Report on Form 10-KSB filed on October 6, 2006)
10.21

Option Agreement dated January 10, 2005 between Minera Geocom Resources-Chile Limitada and Minera Canela Limitada. (incorporated by reference from our Annual Report on Form 10-KSB filed on October 6, 2006

10.22	Investor Relations Agreement dated February 15, 2005 with Destiny Media Communications Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 13, 2005)
10.23

Letter agreement dated March 14, 2005 between Geocom Resources Inc., Minera Geocom Resources- Chile Limitada and Robert Mitchell (incorporated by reference from our Annual Report on Form 10- KSB filed on October 6, 2006)

10.24

Option Agreement dated October 26, 2005 between Geocom Resources Inc., TNR Resources Ltd., Compania Minera Solitario Argentina S.A. and Latin American Minerals Inc. amending the terms of the Option Agreement dated May 1, 2003. (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2005)

10.25	Form of Stock Option Amendment Agreement dated January 27, 2006 (incorporated by reference from our Annual Report on Form 10-KSB filed on October 6, 2006)
10.26	Form of Stock Option Amendment Agreement dated January 27, 2006 (incorporated by reference from our Annual Report on Form 10-KSB filed on October 6, 2006)
10.27	Letter agreement dated March 16, 2006 between Geocom Resources Inc. and Kinross Gold Corp. (incorporated by reference from our Current Report on Form 8-K, filed on May 21, 2006).
10.28

Form of Subscription Agreement for 2,483,176 units at a price of $0.17 per unit for total proceeds of $422,139.92 (incorporated by reference from our Current Report on Form 8-K filed on August 28, 2006)

10.29	Form of Subscription Agreement 2,263,000 units at a price of $0.17 per unit for total proceeds of $384,710.(incorporated by reference from our Current Report on Form 8-K filed on January 10, 2007)
10.30	Form of Subscription Agreement with Pamela Fronek (incorporated by reference from our Current Report on Form 8-K filed on January 31, 2007)
(13)	Annual Report to Security Holders
13.1	Annual Report for the year ended June 30, 2006 (incorporated by reference from our Annual Report on Form 10-KSB filed on October 6, 2006);
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics(incorporated by reference from our Annual Report on Form 10-KSB filed on October 14, 2004).
(16)	Letter on Change in Certifying Accountant
16.1	Letter from Davidson & Company (incorporated by reference to our Current Report on Form 8-K filed on May 9, 2003).
16.2	Letter from Malone & Bailey, PLLC (incorporated by reference to our Current Report on Form 8-K filed on September 17, 2004).
16.3	Letter from Lopez, Blevins, Bork & Associates, L.L.P (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2006)
16.4	Letter from Staley, Okada & Partners (incorporated by reference to our Current Report on Form 8-K filed on May 17, 2007
(21)	Subsidiaries
21.1	Minera Geocom Resources-Chile Limitada, a Chilean corporation.
31 & 32	Certifications
31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description
32.2*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*attached herewith

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal year ended June 30, 2007 were $30,000.

Audit Related Fees

We incurred no fees for the fiscal year ended June 30, 2007 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

Taxes for the fiscal year ended June 30, 2007 are currently being prepared and the costs for the preparation of the tax return are estimated to be approximately $Nil.

All Other Fees

We incurred no other fees during the fiscal year ended June 30, 2007 and since inception for products and services rendered by our principal accountants other than those stated in this and other publicly posted reports (see www.sec.gov).

Audit Committee Requirements

Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us, as well as any services not considered to be "audit services", unless such services are pre-approved by the audit committee of the sole director, or unless the services meet certain de minimis standards. Because we are still in the development stage and have not yet completed our business plans and/or generated any revenues, we have not yet appointed an audit committee. Our Board of Directors ensure that:

All audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by s.10A(i)(1)(A) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002) are preapproved by the Board.

All non-audit services (other than certain de minimis services described in s.10A(i)(1)(B) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002)) that the auditors propose to provide to us or any of our subsidiaries are pre-approved by the Board.

All audit fees were approved by the directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOCOM RESOURCES INC.

By: /s/ John Hiner
John Hiner
President and CEO
Principal Executive Officer
Date: November 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Paul Chung
Paul Chung
Chief Financial Officer and Director
Principal Financial Officer
Date: November 13, 2007