Form 10KSB/A
period 2007-06-30
GEOCOM RESOURCES INC
filed 2007-11-14
CIK 1141787

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

Independent Auditors’ Report

To the Shareholders of
Geocom Resources Inc.

We have audited the consolidated balance sheet of Geocom Resources Inc. (the “Company”) as at June 30, 2007 and the consolidated statements of operations, changes in stockholder's deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2007 and the results of its operations and its cash flows for the year then ended in accordance with United States generally accepted accounting principles.

The consolidated financial statements as at June 30, 2006 were audited by other auditors who expressed an opinion without reservation on those statements in report dated September 19, 2006.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, British Columbia
November 8, 2007

Comments by Auditor for U.S. Readers on Canada-U.S Reporting Difference

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in note 2 to the financial statements. Our report to the shareholders dated November 8, 2007 is expressed in accordance with Canadian reporting standards which do not permit reference to such events and conditions in the auditor’s report when these are adequately disclosed in the financial statements.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, British Columbia
November 8, 2007

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
Date: November 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Paul Chung
Paul Chung
Chief Financial Officer and Director
Principal Financial Officer
Date: November 14, 2007