Form 10QSB
period 2007-09-30
GEOCOM RESOURCES INC
filed 2007-12-11
CIK 1141787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,212,788 common shares issued and outstanding as of November 30, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ]  No [ ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GEOCOM RESOURCES INC.

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Unaudited

U.S. FUNDS

Geocom Resources Inc.	Statement 1
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
U.S. Funds
Unaudited

	September 30	June 30
ASSETS	2007	2007
Current
Cash and cash equivalents	$46,112	$98,496
Marketable securities (note 5)	11,560	19,748
Prepaid expenses and advances	27,393	31,152
	85,065	149,396

Mineral Property Acquisition Costs (note 4)	31,500	31,500
Equipment (note 10)	12,952	13,666
	$129,517	$194,562

LIABILITIES
Current
Accounts payable and accrued liabilities	$147,916	$182,976
Accounts payable - related parties (note 11)	236,509	203,508
Promissory notes payable to related parties (note 11)	45,000	-
	429,425	386,484

SHAREHOLDERS’ DEFICIENCY
Capital Stock – Statement 2
Common stock (note 6)
Authorized: 100,000,000 with $0.00001 par value
Issued and outstanding: 27,212,788 (27,192,788)	272	272
Additional paid-in capital	5,161,623	5,145,028
Deficit Accumulated During the Exploration Stage	(5,460,818)	(5,345,880)
Accumulated Other Comprehensive Income (Loss)	(985)	8,658
	(299,908)	(191,922)
	$129,517	$194,562

Going concern (note 2)

- See Accompanying Notes -

Geocom Resources Inc.	Statement 2
(An Exploration Stage Company)
Interim Consolidated Statements of Shareholders’ Deficiency
U.S. Funds
Unaudited

	Shares	Par Value	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Income (Loss)	Total

Opening Balance	-	$-	$-	$-	$-	$-
Shares issued for cash	10,000,000	100	2,400	-	-	2,500
Shares issued for cash	10,000,000	100	274,900	-	-	275,000
Loss for the year	-	-	-	(376,148)	-	(376,148)
Balance June 30, 2001	20,000,000	200	277,300	(376,148)	-	(98,648)
Shares issued for cash	8,000,000	80	199,920	-	-	200,000
Loss for the year	-	-	-	(125,429)	-	(125,429)
Balance June 30, 2002	28,000,000	280	477,220	(501,577)	-	(24,077)
Shares returned to treasury	(11,500,000)	(115)	115	-	-	-
Conversion of convertible notes	-	-	55,556	-	-	55,556
Loss for the year	-	-	-	(168,528)	-	(168,528)
Balance June 30, 2003	16,500,000	165	532,891	(670,105)	-	(137,049)
Shares issued for cash	365,854	4	749,996	-	-	750,000
Shares issued with debt conversion	493,678	5	513,420	-	-	513,425
Stock-based compensation	-	-	62,676	-	-	62,676
Loss for the year	-	-	-	(1,082,369)	-	(1,082,369)
Balance June 30, 2004	17,359,532	174	1,858,983	(1,752,474)	-	106,683
Shares issued for cash	3,583,143	35	1,490,020	-	-	1,490,055
Stock-based compensation	-	-	182,746	-	-	182,746
Foreign currency translation	-	-	-	-	1,078	1,078
Loss for the year	-	-	-	(1,582,546)	-	(1,582,546)
Balance June 30, 2005	20,942,675	209	3,531,749	(3,335,020)	1,078	198,016
Shares issued for cash	1,164,643	12	237,541	-	-	237,553
Shares issued for property	150,000	2	31,498		-	31,500
Stock-based compensation	-	-	454,835	-	-	454,835
Foreign currency translation	-	-	-	-	(1,173)	(1,173)
Loss for the year	-	-	-	(1,191,880)	-	(1,191,880)
Balance June 30, 2006	22,257,318	223	4,255,623	(4,526,900)	(95)	(271,149)
Shares issued for cash	4,880,176	48	829,582	-	-	829,630
Shares issued for finders’ fees	55,294	1	9,399	-	-	9,400
Share issuance costs	-	-	(58,727)	-	-	(58,727)
Stock-based compensation	-	-	109,151	-	-	109,151
Foreign currency translation	-	-	-	-	1,550	1,550
Unrealized gains on marketable
securities	-	-	-	-	7,203	7,203
Loss for the year	-	-	-	(818,980)	-	(818,980)
Balance June 30, 2007	27,192,788	272	5,145,028	(5,345,880)	8,658	(191,922)
Shares issued for cash	20,000	-	5,000	-	-	5,000
Stock-based compensation	-	-	11,595	-	-	11,595
Unrealized losses on
marketable securities and other	-	-	-	-	(9,643)	(9,643)
Loss for the period	-	-	-	(114,938)	-	(114,938)
Balance September 30, 2007	27,212,788	$272	$5,161,623	$(5,460,818)	$(985)	$(299,908)

- See Accompanying Notes -

Geocom Resources Inc.	Statement 3
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
U.S. Funds
Unaudited

			Inception
	For the Three Months Ended		through
	September 30		September 30
			(unaudited)
	2007	2006	2007
Operating Expenses
Mineral exploration expenditures	$25,768	$11,740	$3,094,582
Oil and gas activities	-	-	42,060
Other general and administrative	89,170	194,520	2,190,561
Loss from Operations	(114,938)	(206,260)	(5,327,203)
Write-down of marketable securities	-	-	(3,375)
Interest expense	-	-	(130,240)
Loss for the Period	(114,938)	(206,260)	(5,460,818)

Other Comprehensive Loss
Unrealized losses on marketable securities and other	(9,643)	-	(985)
Comprehensive Loss for the Period	$(124,581)	$(206,260)	$(5,461,803)

Loss Per Share
Basic and Diluted	$(0.00)	$(0.01)

Weighted-Average Shares Outstanding:
Basic and Diluted	27,208,875	23,444,924

- See Accompanying Notes -

Geocom Resources Inc.	Statement 4
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
U.S. Funds
Unaudited

			Inception
	For the Three Months Ended		through
	September 30		September 30
			(unaudited)
`
	2007	2006	2007
Cash Flows from Operating Activities
Loss for the period	$(114,938)	$(206,260)	$(5,460,818)
Adjustments to reconcile loss to cash
used in operating activities:
Amortization of discount on notes payable	-	-	55,556
Depreciation	714	946	11,503
Shares received for properties	-	-	(15,920)
Write-down of marketable securities	-	-	3,375
Common shares issued for services	-	-	275,000
Common shares issued for interest expense	-	-	13,425
Stock-based compensation	11,595	74,978	821,002
Change in non-cash working capital:
Other current assets	3,759	(6,192)	(27,393)
Accounts payable and accrued liabilities	(2,059)	30,619	384,425
Exploration advances payable	-	544	-
	(100,929)	(105,365)	(3,939,845)
Cash Flows from Investing Activities
Purchase of equipment	-	-	(24,455)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	500,000
Proceeds from notes payable – related parties	45,000	-	253,786
Repayment of notes payable – related parties	-	-	(253,786)
Proceeds from advances – related parties	-	-	163,982
Repayment of advances – related parties	-	-	(118,982)
Issuance of common stock, net of issuance costs	5,000	422,140	3,465,412
	50,000	422,140	4,010,412

Effects of exchange rates on cash	(1,455)	612	-

Net Change in Cash and cash equivalents	52,384	317,387	46,112
Cash – Beginning of period	98,496	131,812	-
Cash – End of period	$46,112	$499,199	$46,112

Supplemental Cash Flow Information
Interest paid	$-	$-	$61,259

Summary of Non-Cash Investing
and Financing Transactions
Shares issued for mineral properties	$-	$-	$31,500
Shares received for mineral properties	$-	$-	$15,920
Shares issued for finders’ fees – equity financings	$-	$-	$9,400
Shares issued on conversion of notes payable	$-	$-	$513,425

- See Accompanying Notes -

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2007
U.S. Funds
Unaudited

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Geocom Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended June 30, 2007 as reported in Form 10-KSB, have been omitted.

2.	Going Concern

Geocom's interim consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates that the Company will continue in operation for the foreseeable future and will realize its assets and liquidate its liabilities in the normal course of business. However, Geocom has no current source of revenue, recurring losses, a working capital deficit of $344,360, and a deficit accumulated during the exploration stage of $5,460,818 as of September 30, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Geocom's management relies on continued financial support from related parties and plans on raising cash from public or private debt or equity financing, on an as-needed basis and in the longer term (note 12), revenues from the acquisition, exploration and development of mineral interests, if found. Geocom's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests. The successful outcome of future activities cannot be determined at this time. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Recent Accounting Pronouncements

In June 2006, the FASB issued Accounting for Uncertain Tax Positions – an Interpretation of FASB Statement No. 109, FIN 48, which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company’s tax returns. FIN 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. The Company adopted this statement effective July 1, 2007 and management has determined that there has been no material impact on the Company’s financial statements since its adoption.

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
September 30, 2007
U.S. Funds
Unaudited

4.	Exploration Properties

Geocom entered into an option agreement dated November 29, 2005 with Latin American Minerals Inc. (“Latin American”) in respect of its La Carolina project, located in Argentina. TNR Gold Corp. (“TNR) is also a party to the agreement as is its wholly owned subsidiary, Compania Minera Solitario Argentina S.A. (“Solitario”) which currently holds title to the property. The Company’s chief financial officer is a director of TNR. The option agreement requires Latin American to pay a total of $125,000 and issue a total of 125,000 shares to Geocom and TNR, as to equal parts, over a period of four years. The Company has received $25,000 and 25,000 shares (fair value $11,560) to September 30, 2007. Pursuant to the option agreement, Latin American has the right to earn an undivided 75% interest in the property by making the cash and share payments and by incurring a total of $1,000,000 in exploration expenditures on the property over a period of five years. Latin American is entitled to earn a 37.5% interest in the property upon incurring $500,000 in exploration expenditures and by paying a total of $62,500 in cash and issuing 62,500 shares.

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

On January 24, 2005, MGRC signed an agreement to earn a 55% interest on the Escorpion gold property from Minera Canela S.A. The property is situated in the fourth region Province of Choapa in Chile. To earn its 55% interest, Geocom must spend $1,700,001 over four years on exploration and development and with a firm commitment to spend $150,001 (completed - $236,678) in exploration on the property on or by December 31, 2005. Although 2005 drill results confirmed the presence of gold in multiple zones, the ore potential was judged insufficient, at that time, to merit additional expenditures. Although the Company relinquished its option on the property in the 2007 fiscal year, it has reopened discussions with the owners due to a re-evaluation of the geology and mineral occurrence type and because the recent increase in gold prices may allow for delineation of high-grade zones of lower tonnage than originally envisioned.

The Company has signed an exploration venture with option to participate agreement with Kinross Gold Corporation (“Kinross”) whereby Geocom and Kinross will jointly explore certain areas in Chile, with any properties acquired being transferred into a separate Chilean company on a 50/50 ownership basis. The Company is the manager of the exploration venture and as such recommends the specific projects to be staked and acquired. Kinross will have the option, subject to certain conditions, to earn an additional 20% interest in each new company by spending an additional $250,000 on the specific project of that newly incorporated Chilean company. Kinross will be granted 500,000 share purchase warrants by the Company for each new Chilean subsidiary incorporated, with minimum term of 3 years and at a price equal to 80% of the average share price for the preceding 30 day period. As at September 30, 2007, the Company and Kinross have each fully funded their respective $551,014 amounts, representing each parties full share of the initial exploration budgets. To date no projects have been identified, which have been staked or acquired and transferred into a separate Chilean company.

If Kinross elects not to participate in the acquisition and continued exploration of a recommended target property, we may acquire the property on our own behalf. However, Kinross shall retain a back-in right to recover a 50% interest if and when property expenditures reach $500,000 by reimbursing our company for two-thirds of our expenditures on that property.

On May 20, 2003, Geocom entered into an agreement with TNR to earn a 75% interest in TNR's option to earn a 70% interest in BHP Minerals International Exploration Inc.'s (BHP) Iliamna Project in Alaska (note 12). The interest earned is subject to a back-in right held by BHP to reacquire a 70% interest in the project with an obligation to fund the project through a formal feasibility study. BHP can earn an additional 10% interest by agreeing to arrange the financing necessary to bring the project into commercial production.

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2007
U.S. Funds
Unaudited

4.	Exploration Properties – Continued

On October 31, 2003, Geocom announced the staking of two gold and base metal projects in Chile. The Santa Rosa and Marcelita properties are located in the Zapallar mining district, southeast of Copiapó, Tierra Amarilla County, Region III, Chile. The Corporation controls 100% of the property staked (note 12).

On February 16, 2004, Geocom announced the acquisition, by staking, of various claims that provide a 100% interest in several sediment hosted copper and gold occurrences.

5.	Marketable Securities

The Company holds 25,000 shares of Latin American Minerals Inc. (note 4), the fair value of which is $11,560 as at September 30, 2007 (June 30, 2007 - $19,748). In accordance with FAS 115, the Company has classified these securities as Available for Sale and records unrealized gains and losses as other comprehensive income.

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

Details of the issued and outstanding capital stock as at September 30, 2007 are as follows:

	Shares	Par Value	Additional Paid in Capital
Balance – beginning of period	27,192,788	$272	$5,145,028
Issued and fully paid:
Exercise of warrants	20,000	-	5,000
Stock-based compensation (Note 8)	-	-	11,595
Balance – end of period	27,212,788	$272	$5,161,623

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2007
U.S. Funds
Unaudited

7.	Stock Options

Geocom has adopted a stock option plan under which 1,700,000 shares of the Company’s common stock have been reserved for issuance. The plan provides for vesting provisions of 20% on the date of grant, and 20% every six months thereafter. The maximum term of any grant is 10 years.

Option activity was as follows for the periods ended September 30:

	2007		2006
		Weighted-		Weighted-
		average		average
	Options	exercise price	Options	exercise price
Balance – beginning of
period	1,230,000	$ 0.26	1,445,000	$ 0.25
Granted	-	$ -	-	$ -
Exercised	-	$ -	-	$ -
Expired	(575,000)	$ 0.25	-	$ -
Balance – end of period	655,000	$ 0.28	1,445,000	$ 0.25
Exercisable at end of period	458,000	$ 0.26	1,231,000	$ 0.25

Information about the options outstanding at September 30, 2007 is as follows:

		Weighted average
		remaining
Exercise Price	Options	life in years	Exercisable	Expiry
$ 0.25	200,000	0.19	200,000	December 8, 2007
$ 0.25	165,000	1.33	92,000	January 27, 2009
$ 0.25	125,000	1.47	100,000	March 20, 2009
$ 0.35	125,000	2.09	50,000	November 1, 2009
$ 0.35	40,000	2.26	16,000	January 2, 2010
	655,000	1.21	458,000

8.	Stock Based Compensation

For the periods ended September 30, the Company issued stock options to its directors, officers and employees and recognized stock-based compensation as follows:

	2007	2006
Total options granted	-	-
Average exercise price	$-	$-
Estimated fair value of compensation	$-	$-
Estimated fair value per option	$-	$-

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2007
U.S. Funds
Unaudited

8.	Stock Based Compensation – Continued

The fair value of the stock-based compensation to be recognized in the accounts has been estimated using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

	2007	2006
Risk-free interest rate	-	-
Expected dividend yield	-	-
Expected stock price volatility	-	-
Expected option life in years	-	-

The company has recorded stock-based compensation for the options that vested during the period as follows:

	2007	2006
Number of options vested in period	66,000	201,000
Stock-based compensation expense	$11,595	$74,978

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

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2007
U.S. Funds
Unaudited

9.	Stock Warrants

Warrant activity for the periods ended September 30 is as follows:

	2007		2006
		Weighted-		Weighted-
		average		average
	Warrants	exercise price	Warrants	exercise price
Balance – beginning of
period	4,955,470	$0.50	2,797,500	$0.25
Issued	361,524	$0.50	2,546,470	$0.50
Exercised	(20,000)	$0.25	-	$-
Expired	-	$-	-	$-
Balance – end of period	5,296,994	$0.50	5,343,970	$0.37

Exercisable at end of period	5,296,994	$0.50	5,343,970	$0.37

At September 30, 2007, the Company had share purchase warrants outstanding to purchase common shares as follows:

Shares	Exercise Price	Expiry Date
2,483,176	$ 0.50	August 23, 2008
416,818	$ 0.50	August 23, 2008
2,397,000	$ 0.50	January 8, 2009
5,296,994

10.	Equipment

Geocom’s fixed assets consist of computer equipment, office furniture, and exploration equipment. The fixed assets are depreciated using the straight-line method with useful lives ranging from 3-5 years. Details are as follows:

			September 30	June 30
			2007	2007
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
Furniture and fixtures	$692	$637	$55	$90
Computer equipment	6,325	6,325	-	-
Exploration equipment	17,793	4,896	12,897	13,576
	$24,810	$11,858	$12,952	$13,666

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2007
U.S. Funds
Unaudited

11.	Related Party Transactions

Geocom has month to month service agreements with related parties. Currently, four directors each receive $500 per month and one director receives $7,500 per month for services performed on behalf of the Company. The Company has paid or accrued $28,500 and $45,000 for services provided by these related parties for the three months ending September 30, 2007 and 2006, respectively.

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

The Company has an option agreement on the La Carolina project with a company in which Geocom’s Chief Financial Officer is a shareholder and director (note 4). At September 30, 2007, accounts payable includes $46,170, which has been billed by this company for exploration expenditures incurred on properties held jointly.

The above transactions were conducted in the normal course of operations and were measured at the exchange amount, which is the amount of consideration agreed upon between the Company and the related parties.

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2007
U.S. Funds
Unaudited

12.	Subsequent Events

October 18, 2007, the Company reached provisional agreement with Goldmark Minerals Ltd. regarding the sale of 100% of the Company’s interest in the Iliamna project and a 49% interest in the Santa Rosa and Marcelita project for $200,000. Closing of the agreement is pending the receipt of satisfactory title opinions from Goldmark’s outside counsel. The Company will retain a right of first refusal to acquire up to a 15% of BHP’s current interest in the Iliamna project if BHP elects to transfer or sell its interest. Goldmark will also have the right to participate on an equal basis with the Company on its general reconnaissance programs in Chile and the Kinross exploration venture by providing its equal share of the exploration budgets.

On November 14, 2007, the Company closed a private placement consisting of 500,000 units at a price of $0.20 per unit. Each unit consists of one common share of the Company and one warrant entitling the holder to purchase one additional share at a price of $0.25.

On November 20, 2007, the Company closed a private placement consisting of 1,250,000 units at a price of $0.20 per unit. Each unit consists of one common share of the Company and one warrant entitling the holder to purchase one additional share at a price of $0.25.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

  risks that the amounts reserved or allocated for environmental compliance, reclamation, post- closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

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

In this quarterly report, unless otherwise specified, all references to “common shares” refer to shares of our common stock and the terms “we”, “us”, “our company” and “Geocom” mean our company, Geocom Resources Inc., a Nevada corporation, and our Chilean subsidiary, Minera Geocom Resources-Chile Limitada.

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

We have earned a 52.5% undivided interest in one property and a 35.7% undivided interest in a second property at Iliamna, Alaska covering approximately 31,340 acres (12,683 hectares) in total. We own a 50% beneficial interest in the La Carolina property in Argentina covering approximately 2,030 hectares. We also own four properties in northern Chile, the Santa Rosa property, the Marcelita property, the Cucarache property and the Escorpion property. In addition, we are conducting reconnaissance and exploration activities in regions 10 and 11 in Chile through the use of an extensive, regional database. We intend to continue these reconnaissance and exploration efforts with the expectation of acquiring additional mineral properties. We have recently entered into an agreement with Goldmark Minerals Ltd. in which we have agreed to sell, subject to conditions, 100% of our interest in the Iliamna project and 40% of our interest in the Santa Rosa and Marcelita properties, both located in Chile.

There is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit would constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled “Risk Factors” of this quarterly report, for additional information about the risks of mineral exploration.

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

On October 26, 2005, we entered into an agreement with TNR Gold Corp., Compania Minera Solitario Argentina S.A. and Latin American Minerals Inc., a Canadian public company (TSX-V:LAT), whereby Latin American acquired an option to earn up to a 75% interest in the La Carolina project. This agreement provides that Latin American will earn its 75% interest in the La Carolina project if it spends not less than $1,000,000 on exploration of the property over a five-year period, makes cash payments to our company and TNR Gold totalling $125,000 and issues an aggregate of 125,000 shares of its common stock to our company and TNR Gold (to be shared on a 50/50 basis), in accordance with the following table:

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

As of the date of this quarterly report on Form 10-QSB, Latin American has issued the 25,000 common shares due to be issued, and has made the cash payments of $25,000 due to be paid, on each of April 5, 2006 and April 5, 2007.

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

Legal title to the La Carolina project will remain in the name of Compania Minera Solitario Argentina S.A. until Latin American has earned the full 75% interest in the La Carolina project.

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

The government of Argentina conducted minimal exploration activities in the period 1978-1984. In 1986 the government of Argentina designated a 20-square kilometre area in the Carolina - Canada Honda mining district as a mineral reserve. In 1999, the government of Argentina released the property to the public. Compania Minera Solitario Argentina S.A., a wholly owned subsidiary of TNR Gold, acquired the La Carolina property by staking claims on the property.

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

We planned to again drill in the “D” claims in our 2005 drilling program; however, there was no work completed on the property in 2005 due to permit delays, inclement weather and equipment constraints. We commenced drilling in the “D” claims early in 2006. We drilled two 250 meter core holes to test a large geophysical anomaly underlying the “D” claims. A further two holes were drilled on the D claims in June, 2006. The cost of the program was approximately $350,000. This project was completed in June 2006. Subsequent results and final report indicated no substantial accumulations of potentially economic metals. Initial analysis suggests that geophysical anomalies at the D claims were reflective of pyrite in metasedimentary rocks. As of September 30, 2007, we have spent a total of $1,341,950 on the Iliamna project.

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

October 18, 2007, we reached provisional agreement with Goldmark Minerals Ltd. regarding the sale of the Iliamna project. Closing of the agreement is subject to the receipt of satisfactory title opinions from Goldmark’s outside counsel.

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

We did not do any of the work planned for our 2005 drilling program due to permit delays, inclement weather and equipment constraints. We commenced drilling the “D” claims early in 2006. We drilled two 250 meter core holes to test a large geophysical anomaly underlying the “D” claims. A further two holes were drilled on the D claims in June, 2006. The subsequent report documented the drilling of two core holes, neither of which encountered potentially economic mineralization. The cost of the program was estimated to be $350,000. This project was completed in June 2006. Total project cost to date is $1,341,950. For information on our plans for this property over the next 12 months, please see the section of this quarterly report on Form 10-QSB entitled “Plan of Operations” beginning at page 22. Subsequent results reported no substantial accumulations of metals. Initial analysis suggests that geophysical anomalies at the D claims were reflective of pyrite in metasedimentary rocks. In consultation with our partners TNR Gold Corp., and BHP Minerals International, we are evaluating whether additional geophysical methods could be employed to better define drill targets.

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

The Escorpión property consists of the following claims:

Location Area	Name	Registered Holder
Canela	Merceditas 1 to 7	Minera Canella S.A.*
Canela	La Escorpión 1 to 12a	Minera Canella S.A.*
Canela	La Cristal 1 to 20	Minera Canella S.A.*
Canela	Libra 1 to 10	Minera Canella S.A.*
Canela	Miguel 1 to 56	Minera Canella S.A.*
Canela	Tulipan	Minera Canella S.A.*
Canela	Palo de Agua	Minera Canella S.A.*

Location Area	Name	Registered Holder
Canela	Peonia	Minera Canella S.A.*
Canela	Gladiolo	Minera Canella S.A.*
Canela	Rosa	Minera Canella S.A.*
Canela	Crisantemo	Minera Canella S.A.*
Canela	Clavel	Minera Canella S.A.*

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

Mineralization at the Escorpión property consists of bleached and variably silicified metasedimentary rocks containing intense stockwork veining. These stockwork zones occur in structurally complex settings with the north-northeast trending corridor and appear to be localized near intersections of northwest and north-east trending cross structures. Geologic mapping indicates that the mineralized zones are flat lying to gently south dipping, mimicking the orientation of the metasedimentary rock sequence.

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

We have not undertaken any additional exploration of this property since completion of the 2005 drilling program. To date, we have made minimal exploration expenditures in respect of the Escorpión property. As of December 31, 2005, we had spent $236,678 on mineral exploration at the Escorpión property and at September 30, 2007, we had spent $259,259 on mineral exploration at the property.

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

At the Cucaracha property, sedimentary rocks host copper and gold mineralization where favourable strata are intruded by an igneous pluton. Rock samples collected in 2003 by our geologists reported gold values up to 3.19 grams per tonne and copper values up to 1.63% within contact metamorphosed sedimentary rocks. Rock chip samples from stockwork and veins in the diorite intrusive yield gold values up to 1.74 grams per tonne. Only a small area of the sedimentary strata and intrusive rocks has been prospected. Our geologists consider the property to have excellent exploration potential on a district-level scale for bulk mineable gold as well as copper deposits.

The project is accessible via paved roads, and can be operated year round.

We have not undertaken any significant exploration activity at the Cucaracha property. There is no assurance that a commercially viable mineral deposit or an ore reserve exists at the Cucaracha property.

For information on our plans for this property over the next 12 months, please see the section of this quarterly report on Form 10-QSB entitled “Plan of Operations”.

As of September 30, 2007, we have spent a total of $3,000 on exploration of the Cucaracha property.

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

October 18, 2007, we reached provisional agreement with Goldmark Minerals Ltd. regarding the sale of a minority interest in the Santa Rosa and Marcelita project. Closing of the agreement is pending the receipt of satisfactory title opinions from Goldmark’s outside counsel.

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

South Chile Recon Program - Regions 10 and 11, the Patagonia area of southern Chile

In March, 2005, we initiated an exploration and reconnaissance program, known as the Chile-Recon program, in regions 10 and 11 in the Patagonia area of southern Chile. Administratively, Chile is divided into 12 regions, number 1 to 12 in a north-south direction, plus the metropolitan regions of Santiago, the capital of Chile.

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

We initiated the second phase of this exploration venture in Region 10 in January 2006. We targeted four areas that have been sampled and are highly anomalous in gold and copper. Prior to the commencement of the 2006 field program, the database was digitized and loaded into a MapInfo Program GIS format to facilitate target identification. Mitchell provided both logistical and field management of the venture. As at the date of this quarterly report on Form 10-QSB, we are still waiting to receive results from the second phase.

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

We have performed geological mapping and rock sampling of the areas of interest to us. In addition on November 29, 2006 we acquired by staking six separate blocks of claims totaling 91,700 hectares (226,591 acres or 354.1 square miles).These are exploration claims located in the Province of Los Lagos (Region 10). There are no roads to the claims and access is by foot, horse, or helicopter. The annual holding costs to maintain the claims in good standing are approximately $40,800. We deployed four technical teams to the area in January, 2007 with a helicopter-support program designed to evaluate the metal anomalies validated by our prior sampling programs in the area. We collected over 600 stream sediment, pan concentrate, and rock chip samples and found that these samples contained gold, copper, and other metals of potential interest.

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

The sampling at Cerro Mera has returned high grade gold values associated with quartz veins hosted by a series of easterly trending structures. Results from the first group of samples have returned a high value of 6.12g/t gold over a 25cm width of quartz veining. Other results from vein systems returned >100g/t silver, 0.24% copper, 1.91% lead, 3.61% zinc over 1m and 32.9g/t silver, .49% copper, 1.25% lead, and 10.5% zinc over 1m. Also a 1.5m chip sample across silicified and brecciated calcareous tuffs, which assayed 1.35% lead and 4400ppm zinc. Another 3m chip across altered metasedimentary rocks contained 19.3g/t silver, 0.11% copper, 0.44% copper and 0.99% zinc.

At Cerro Vaca our sampling of the quartz veins has returned up to 5.65g/t gold over narrow widths. These southeast trending fractures can be traced over tens of meters across the ridges. To date no estimate can be made of their vertical extent.

The teams have completed their field evaluations and we are currently analyzing all the data collected. We have spent $867,316 to September 30, 2007 on this project.

Kinross

On March 16, 2006, we entered into a binding letter agreement with Kinross Gold Corporation (NYSE:KGC, TSX:K) to establish a formal exploration venture in respect of Region 10 in southern Chile with an option to participate in subsequent acquisitions of mining rights acquired in Region 10.

The venture will jointly explore and acquire gold and other mineral targets developed by the mineral exploration program. Properties acquired by the venture will be managed via individual joint venture structures on a 50-50 basis. Kinross has the right to acquire a majority interest by making additional expenditures on individual properties and by exercising warrants granted to Kinross by us. An accelerated evaluation program is underway, and we are adding additional teams of geologists to the program to expedite the ongoing exploration. To date no projects have been identified, which have been staked or acquired and transferred into a separate Chilean company.

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

As at September 1, 2007, Kinross’ has funded its $551,014 share of the initial exploration budgets, which totalled $1,102,028. As at September 30, 2007, the unspent portion of $nil has been presented in our financial statements for the year ended September 30, 2007, as an exploration advance payable.

We have selected three projects from the reconnaissance that may fall into the category of standalone projects. We are just now starting the process of negotiating the formal venture for each of those. We may negotiate the warrants out of the ongoing deal. This venture status negotiation has been slowed a bit by the sudden resignation of Kinross VP Expl, and no replacement is in place as yet. In consultation with Kinross-Chile and Cesar Lopez we may defer transferring title of standalone projects into separate Chilean entities until we know the project merits this cost.

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

Plan of Operation

The following discussion should be read in conjunction with our financial statements and the related notes included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this current report, particularly in the section entitled “Risk Factors” in this quarterly report.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We intend to continue our exploration activities in Alaska, Argentina and Chile. Our personnel are continuously evaluating new opportunities that become available via network contracts, on ground exploration, or via submittal from independent sources. We anticipate we will require $500,000 for the 12 months ending September 30, 2008 to fund our obligations in respect of our various properties and for our ongoing operational expenses. The following discussion focuses on each property, our goals regarding that property for the next 12 months and how we intend to accomplish our goals.

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

On October 17, 2007 we entered into a provisional agreement with Goldmark Minerals Ltd. regarding the sale of a 100% of our equity interest in our Iliamna Project and a 49% of our Marcelita-Santa Rosa Project for an aggregate sale price of $200,000. The closing of the agreement is subject to due diligence, which is underway as of December 12, 2007. The Company will retain a right of first refusal to acquire up to a 15% of BHP’s current interest in the Iliamna project if BHP elects to transfer or sell its interest. Goldmark will also have the right to participate on an equal basis with us on its general reconnaissance programs in Chile and the Kinross exploration venture by providing its equal share of the exploration budgets.

Santa Rosa and Marcelita

We do not intend to conduct further exploration at Santa Rosa or Marcelita during the next 12 months. We anticipate incurring land fees of approximately $12,000 during the next 12 months if our agreement with respect to the sale of these properties does not complete.

On October 17, 2007 we entered into a provisional agreement with Goldmark Minerals Ltd. regarding the sale of a 100% of our equity interest in our Iliamna Project and a 49% of our Marcelita-Santa Rosa Project for an aggregate sale price of $200,000. The closing of the agreement is subject to due diligence, which is underway as of December 12, 2007.

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

Chile Recon Project

We have projected a budget of US $697,394 of which Geocom’s portion will be US$349,000 for mapping and geochemical sampling of our acquisitions during the period July 1, 2007 to September 30, 2008.

Geologist	$122,000.00
Assistants	36,600.00
Geochemistry	67,200.00
Geologic map	25,500.00
Helicopter	213,000.00
Camp & logistics	67,000.00
Report & target selection	20,000.00
field cost subtotal	$551,300.00
G&A @ 15%	82,695.00
Project subtotal	$633,995.00
Contingency @ 10%	63,399.50
Total Cost to establish drill targets	$697,394.50

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

Financial Condition, Liquidity and Capital Resources as at September 30, 2007

Our principal capital resources have been through issuance of common stock, shareholder loans and borrowing.

At September 30, 2007, we had working capital deficiency of $(344,360) compared to a working capital deficiency of $(40,994) at September 30, 2006.

At September 30, 2007, our total assets were $129,517, which consisted primarily of cash assets of $46,112, other assets of $38,953 and capitalized mineral property acquisition costs of $31,500.

At September 30, 2007, our total current liabilities increased $42,941 to $429,425 from $386,484 at December 31, 2006. This increase was due to the timing of payments in the quarter.

We posted losses of $114,938 for the period ended September 30, 2007 and $5,460,818 (unaudited) since inception to September 30, 2007. The principal components of the losses for the period ended September 30, 2007 were administrative expenses of $89,170 and exploration expenses of $25,768. By comparison, as of the period ended September 30, 2006 we had incurred administrative expenditures of $194,520. For the year ending September 30, 2007, four directors each receive $500 per month and one director receives $7,500 per month for services performed on behalf of our company. The decrease in administrative expenses was due to the reduction in exploration activities and the reduction in management fees paid to directors and management.

Operating expenses for the period ended September 30, 2007 were $114,938, compared to the period ended September 30, 2006, which were $206,260. The decrease in operating expenses was due to the reduction in management fees paid to directors and management.

At September 30, 2007, we had cash on hand of $46,112.

Off-Balance Sheet Arrangements

None

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

Recently Issued Accounting Standards

In June 2006, FASB issued Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109, FIN 48 which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in our tax returns. FIN 48 provides guidance on recognition, classification, presentation and disclosure of unrecognized tax benefits. The Company is required to adopt this statement effective July 1, 2007 and management is currently assessing the impact on our financial statements.

In September 2006, FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the impact on our financial statements.

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

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report on Form 10-QSB in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

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

We have not generated any revenue from operations since our incorporation. From inception through September 30, 2007, we suffered losses of $5,460,818. We anticipate that we will continue to incur operating expenses without revenues unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine. We had cash in the amount of $46,112 and a working capital deficit of approximately $(344,360) at September 30, 2007. We estimate our average monthly operating expenses to be approximately $33,000 including exploration, general and administrative expense and investor relations expenses but our budget could increase in response to field conditions, drill results and other matters that cannot be currently anticipated. Cash on hand as of the date of this quarterly report on Form 10-QSB is not sufficient to fund our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our consolidated financial statements for the year ended September 30, 2007, which are included with this quarterly report. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

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

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00per share or an exercise price of less than $5.00per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

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

Our officers and directors own a total of 7,815,000 shares of our company. They may sell some of their shares in the future, which could cause the price of our common stock to fall and reduce the value of your shares.

Our officers and directors own a total of 7,815,000 shares of common stock. Subject to all applicable securities laws, including applicable holding periods, they will likely sell a portion or all of their stock in the future. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2007. This evaluation was carried out under the supervision and with the participation of our company's president and treasurer.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Geocom’s disclosure controls and procedures in place as at September 30, 2007. Based on this evaluation, it was determined that certain weaknesses existed in internal controls over financial reporting. In addition, we have not fully completed our review and evaluation of the design of internal control over financial reporting as envisioned under the Securities and Exchange Commission rules. We expect to complete our assessment in Fiscal 2008. As is indicative of many small companies, the lack of segregation of duties and effective risk assessment were identified as areas where weaknesses existed. The existence of these weaknesses is to be compensated for by senior management monitoring which exists. We are taking steps to augment and improve the design of procedure and controls impacting these areas of weakness over internal control over financial reporting.

Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 17, 2007 we completed a private placement consisting of 500,000 units at a price of $0.20 per unit with one accredited investor for total proceeds of $100,000. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at an exercise price of $0.50 for a period of one year after the date of the subscription agreement. We have agreed to re-price the warrant exercise price to $0.20 per share following completion of a listing of our shares on the TSV Venture Exchange. For each sale of these units we relied upon the exemption for registration provided for accredited investors pursuant to Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.

As a condition of the private placement, we have agreed to file a registration statement within 90 days of the closing date of the private placement registering all of the shares issued. As well, we have agreed to make an application for our securities, including those issued in the private placement, to be listed on the TSX Venture Exchange.

On November 20, 2007 we completed a private placement consisting of 1,250,000 units at a price of $0.20 per unit with one accredited investor for total proceeds of $250,000. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at an exercise price of $0.50 for a period of one year after the date of the subscription agreement. We have agreed to re-price the warrant exercise price to $0.20 per share following completion of a listing of our shares on the TSV Venture Exchange. For each sale of these units we relied upon the exemption for registration provided for accredited investors pursuant to Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.

As a condition of the private placement, we have agreed to file a registration statement within 90 days of the closing date of the private placement registering all of the shares issued. As well, we have agreed to make an application for our securities, including those issued in the private placement, to be listed on the TSX Venture Exchange.

There is no agent’s fee payable on the private placements. Proceeds of the private placement will be used for exploration and development of our properties and working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On July 12, 2007 John Hiner, an officer and director, loaned Geocom $20,000 under the terms of a promissory note. The note has an interest rate of 10%, and is a demand note with no set maturity. On July 31, 2007 Talal Yassin, a director, loaned Geocom $25,000 under the terms of a promissory note. The note has an interest rate of 10% per annum, and is a demand note with no set maturity.

On October 18, 2007 we entered into a letter of intent (the “LOI”) with Goldmark Minerals Ltd. (“Goldmark”) (TSX: GMK), pursuant to which we agreed to sell our equity interest in the Iliamna Project in Alaska, and a 49% interest in our Marcelita-Santa Rosa project in Chile, to Goldmark in consideration for US$200,000 in cash. Pursuant to the terms of the LOI, the sale of the Iliamna Project is subject to Geocom’s right to acquire any diluted interest of BHP-Billiton, In addition, John Hiner, our president, agreed to act as project manager and consultant for both projects. As well, we have granted a right of first refusal for Goldmark to fund 50% of the costs in our ongoing south Chile program. Upon Goldmark’s receipt of satisfactory title opinion regarding the Iliamna Project, Geocom and Goldmark intend to enter a formal agreement completion of the transaction according to the terms in the LOI.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Restated Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on June 7, 2001).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on June 7, 2001).
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2 filed on June 7, 2001).
4.2	2003 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on December 17, 2003).
(10)	Material Contracts
10.1	Cash Call No. 2 dated May 1, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).
10.2	Assignment Agreement dated May 4, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on June 7, 2001).
10.3	Option Agreement dated May 1, 2003 between Geocom Resources Inc. and TNR Resources Ltd. (incorporated by reference from our Amended Current Report on Form 8-K/A, filed on May 5, 2003).
10.4	Option Agreement dated May 7, 2003 between Geocom Resources Inc. and TNR Resources Ltd. (incorporated by reference from our Current Report on Form 8-K, filed on May 20, 2003).
10.5	Consulting Agreement dated effective December 1, 2003 with Jim Chapman (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.6	Consulting Agreement dated effective December 1, 2003 with Jeffrey A. Jaacks (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.7	Consulting Agreement dated effective January 1, 2004 with John Benglesdorf (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.8	Consulting Agreement dated effective January 1, 2004 with Ellsworth Geological, PC (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.9	Consulting Agreement dated January 19, 2004 with Gary Schellenberg (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.10	Consulting Agreement dated January 19, 2004 with Roberto Lara (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.11	Form of Stock Option Agreement for January 21, 2004 grant of stock options (incorporated by reference from our Annual Report on Form 10-KSB filed on October 14, 2004)
10.12	Consulting Agreement dated July 23, 2004 with Elizabeth Torry (incorporated by reference from our Annual Report on Form 10-KSB filed on October 14, 2004)
10.13	Form of Stock Option Agreement for July 26, 2004 grant of stock options (incorporated by reference from our Annual Report on Form 10-KSB filed on October 14, 2004)
10.14	Consulting Agreement dated July 26, 2004 with Aruba Capital Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on October 14, 2004)
10.15	Consulting Agreement dated July 24, 2004 with Charles Madden (incorporated by reference from our Annual Report on Form 10-KSB filed on October 14, 2004)

Exhibit Number	Description
10.16	Consulting Agreement dated July 24, 2004 with Harvey Lawson (incorporated by reference from our Annual Report on Form 10-KSB filed on October 14, 2004)
10.17	Form of Securities Purchase Agreement for October 2004 private placements (incorporated by reference from our Registration Statement on Form SB-2 filed on December 1, 2004).
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
10.23
Letter agreement dated March 14, 2005 between Geocom Resources Inc., Minera Geocom Resources-Chile Limitada and Robert Mitchell (incorporated by reference from our Annual Report on Form 10-KSB filed on October 6, 2006)

10.24
Option Agreement dated October 26, 2005 between Geocom Resources Inc., TNR Resources Ltd., Compania Minera Solitario Argentina S.A. and Latin American Minerals Inc. amending the terms of the Option Agreement dated May 1, 2003. (incorporated by reference from our Current Report on Form 8-K filed on December 7, 2005)

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
Letter agreement with Goldmark Minerals dated October 18, 2007 (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2007)
Form of Subscription Agreement with Humbolt Capital (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2007)
Form of Subscription Agreement with Alliance Capital (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2007)
(13)	Annual Report to Security Holders
13.1	Annual Report for the year ended June 30, 2006 (incorporated by reference from our Annual Report on Form 10-KSB filed on October 6, 2006);

Exhibit Number	Description
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics(incorporated by reference from our Annual Report on Form 10-KSB filed on October 14, 2004).
(16)	Letter on Change in Certifying Accountant
16.1	Letter from Davidson & Company (incorporated by reference to our Current Report on Form 8-K filed on May 9, 2003).
16.2	Letter from Malone & Bailey, PLLC (incorporated by reference to our Current Report on Form 8-K filed on September 17, 2004).
16.3	Letter from Lopez, Blevins, Bork & Associates, L.L.P (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2006)
16.4	Letter from Staley, Okada & Partners (incorporated by reference to our Current Report on Form 8-K filed on May 17, 2007
(21)	Subsidiaries
21.1	Minera Geocom Resources-Chile Limitada, a Chilean corporation.
31 & 32	Certifications
31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOCOM RESOURCES INC.

Date December 7, 2007	/s/ John Hiner
John Hiner, President and CEO
(Principal Executive Officer)

Date December 7, 2007	/s/ Paul Chung
Paul Chung, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date December 7, 2007	/s/ Andrew Stewart
Andrew Stewart
Director

Date December 7, 2007	/s/ Talal Yassin
Talal Yassin
Director

Date December 7, 2007	/s/ Clyde Harrison
Clyde Harrison
Director