Form 10QSB
period 2007-12-31
GEOCOM RESOURCES INC
filed 2008-02-14
CIK 1141787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or
15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,962,788 common shares issued and outstanding as of February 7, 2008

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GEOCOM RESOURES INC.

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

 UNAUDITED

U.S. FUNDS

Geocom Resources Inc.	Statement 1
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
U.S. Funds
Unaudited

	December 31	June 30
ASSETS	2007	2007
Current
Cash and cash equivalents	$127,341	$98,496
Exploration expenditures receivable (note 4)	50,769	-
Marketable securities (note 5)	27,741	19,748
Prepaid expenses and advances	74,850	31,152
	280,701	149,396

Mineral Property Acquisition Costs (note 4)	31,500	31,500
Equipment (note 10)	12,991	13,666
	$325,192	$194,562

LIABILITIES
Current
Accounts payable and accrued liabilities	$138,256	$182,976
Accounts payable - related parties (note 11)	263,970	203,508
Promissory notes payable to related parties (note 11)	46,925	-
	449,151	386,484

SHAREHOLDERS’ DEFICIENCY
Capital Stock – Statement 2
Common stock (note 6)
Authorized: 100,000,000 with $0.00001 par value
Issued and outstanding: 28,962,788 (27,192,788)	290	272
Additional paid-in capital	5,516,608	5,145,028
Deficit Accumulated During the Exploration Stage	(5,656,053)	(5,345,880)
Accumulated Other Comprehensive Income	15,196	8,658
	(123,959)	(191,922)
	$325,192	$194,562

Going concern (note 2)
Subsequent Events (note 12)

- See Accompanying Notes -

Geocom Resources Inc.	Statement 2
(An Exploration Stage Company)
Interim Consolidated Statements of Shareholders’ Equity (Deficiency)
U.S. Funds
Unaudited

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
	Shares	Par Value	Paid-in	Exploration	Comprehensive
			Capital	Stage	Income (Loss)	Total
Opening Balance	-	$-	$-	$-	$-	$-
Shares issued for cash	10,000,000	100	2,400	-	-	2,500
Shares issued for cash	10,000,000	100	274,900	-	-	275,000
Loss for the year	-	-	-	(376,148)	-	(376,148)
Balance June 30, 2001	20,000,000	200	277,300	(376,148)	-	(98,648)
Shares issued for cash	8,000,000	80	199,920	-	-	200,000
Loss for the year	-	-	-	(125,429)	-	(125,429)
Balance June 30, 2002	28,000,000	280	477,220	(501,577)	-	(24,077)
Shares returned to treasury	(11,500,000)	(115)	115	-	-	-
Conversion of convertible notes	-	-	55,556	-	-	55,556
Loss for the year	-	-	-	(168,528)	-	(168,528)
Balance June 30, 2003	16,500,000	165	532,891	(670,105)	-	(137,049)
Shares issued for cash	365,854	4	749,996	-	-	750,000
Shares issued with debt conversion	493,678	5	513,420	-	-	513,425
Stock-based compensation	-	-	62,676	-	-	62,676
Loss for the year	-	-	-	(1,082,369)	-	(1,082,369)
Balance June 30, 2004	17,359,532	174	1,858,983	(1,752,474)	-	106,683
Shares issued for cash	3,583,143	35	1,490,020	-	-	1,490,055
Stock-based compensation	-	-	182,746	-	-	182,746
Foreign currency translation	-	-	-	-	1,078	1,078
Loss for the year	-	-	-	(1,582,546)	-	(1,582,546)
Balance June 30, 2005	20,942,675	209	3,531,749	(3,335,020)	1,078	198,016
Shares issued for cash	1,164,643	12	237,541	-	-	237,553
Shares issued for property	150,000	2	31,498		-	31,500
Stock-based compensation	-	-	454,835	-	-	454,835
Foreign currency translation	-	-	-	-	(1,173)	(1,173)
Loss for the year	-	-	-	(1,191,880)	-	(1,191,880)
Balance June 30, 2006	22,257,318	223	4,255,623	(4,526,900)	(95)	(271,149)
Shares issued for cash	4,880,176	48	829,582	-	-	829,630
Shares issued for finders’ fees	55,294	1	9,399	-	-	9,400
Share issuance costs	-	-	(58,727)	-	-	(58,727)
Stock-based compensation	-	-	109,151	-	-	109,151
Foreign currency translation	-	-	-	-	1,550	1,550
Unrealized gains on marketable
securities	-	-	-	-	7,203	7,203
Loss for the year	-	-	-	(818,980)	-	(818,980)
Balance June 30, 2007	27,192,788	272	5,145,028	(5,345,880)	8,658	(191,922)
Shares issued for cash	1,770,000	18	354,982	-	-	355,000
Stock-based compensation	-	-	16,598	-	-	16,598
Foreign currency translation	-	-	-	-	(1,455)	(1,455)
Unrealized gains on
marketable securities	-	-	-	-	7,993	7,993
Loss for the period	-	-	-	(310,173)	-	(310,173)
Balance December 31, 2007	28,962,788	$290	$5,516,608	$(5,656,053)	$15,196	$(123,959)

- See Accompanying Notes -

Geocom Resources Inc.	Statement 3
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and Comprehensive Loss
U.S. Funds
Unaudited

					Inception
	For the Three Months Ended		For the Six Months Ended		through
	December 31		December 31		December 31
	2007	2006	2007	2006	2007
Operating Expenses
Mineral exploration expenditures	$95,752	$155,974	$121,520	$167,714	$3,213,042
Oil and gas activities	-	-	-	-	42,060
Other general and administrative	99,483	43,706	188,653	238,226	2,267,336
Loss from Operations	(195,235)	(199,680)	(310,173)	(405,940)	(5,522,438)
Write-down of marketable securities	-	(2,175)	-	(2,175)	(3,375)
Interest Expense	-	-	-	-	(130,240)
Loss for the Period	(195,235)	(201,855)	(310,173)	(408,115)	(5,656,053)

Other Comprehensive Income (Loss)
Foreign currency translation	-	(308)	(1,455)	304	-
Unrealized gains on marketable securities	16,181	-	7,993	-	15,196
Comprehensive Loss for the Period	$(179,054)	$(202,163)	$(303,635)	$(407,811)	$(5,640,857)

Loss Per Share
Basic and Diluted	$0.01	$0.01	$0.01	$0.02

Weighted-Average Shares Outstanding:
Basic and Diluted	27,364,962	24,803,788	27,286,918	24,139,491

- See Accompanying Notes -

Geocom Resources Inc.	Statement 4
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
U.S. Funds
Unaudited

						Inception
	For the Three Months Ended		For the Six Months Ended			through
	December 31		December 31			December 31

	2007	2006	2007		2006	2007
Cash Flows from Operating Activities
Loss for the period	$(195,235)	$(201,855)	$(310,173)		$(408,115)	$(5,656,053)
Adjustments to reconcile loss to cash
used in operating activities:
Amortization of discount on notes payable	-	-	-		-	55,556
Depreciation	726	1,006	1,440		1,952	12,229
Shares received for properties	-	-	-		-	(15,920)
Write-down of marketable securities	-	2,175	-		2,175	3,375
Common shares issued for services	-	-	-		-	275,000
Common shares issued for interest expense	-	-	-		-	13,425
Stock-based compensation	5,003	17,575	16,598		92,553	826,005
Change in non-cash working capital:
Other current assets	(47,457)	(24,743)	(43,698)		(30,935)	(74,850)
Exploration expenditures receivable	(50,769)	-	(50,769)		-	(50,769)
Accounts payable and accrued liabilities	17,801	(185,001)	15,742		(133,411)	402,226
Exploration advances payable	-	(16,654)	-		(16,110)	-
	(269,931)	(407,497)	(370,860)		(491,891)	(4,209,776)
Cash Flows from Investing Activities
Purchase of equipment	(765)	(3,651)	(765)		(3,651)	(25,220)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	-		-	500,000
Proceeds from notes payable – related parties	1,925	-	46,925		-	300,711
Repayment of notes payable – related parties	-	-	-		-	(253,786)
Proceeds from advances – related parties	-	-	-		-	118,982
Repayment from advances – related parties	-	-	-		-	(118,982)
Issuance of common stock	350,000	-	355,000		401,169	3,815,412
	351,925	-	401,925		401,169	4,362,337

Effects of exchange rates on cash	-	(308)	(1,455)		304	-

Net Change in Cash	81,229	(411,456)	28,845		(94,069)	127,341
Cash – beginning of period	46,112	449,199	98,496		131,812	-
Cash – End of period	$127,341	$37,743	$127,341		$37,743	$127,341

Supplemental Cash Flow Information
Interest paid	$-	$-	$-		$-	$61,259
Income taxes paid	$-	$-	$-		$-	$-

Summary of Non-Cash Investing
and Financing Transactions
Shares issued for mineral properties	$-	$-	$-		$-	$31,500
Shares received for mineral properties	$-	$-	$-		$-	$15,920
Shares issued on conversion of notes payable	$-	$-	$-		$-	$513,425
Shares issued for finders’ fees – equity financings	$-	$-	$-	$		$9,400

- See Accompanying Notes -

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2007
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

2.      Going Concern

Geocom's interim consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates that the Company will continue in operation for the foreseeable future and will realize its assets and liquidate its liabilities in the normal course of business. However, Geocom has no current source of revenue, recurring losses, a working capital deficit of $168,450, a shareholders’ deficiency of $123,959 and a deficit accumulated during the exploration stage of $5,656,053 as of December 31, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Geocom's management plans on raising cash from public or private debt or equity financing, on an as-needed basis and in the longer term (note 12), revenues from the acquisition, exploration and development of mineral interests, if found. Geocom's ability to continue as a going concern is dependent on these additional cash financings, the continued financial support of related parties (note 11), and, ultimately, upon achieving profitable operations through the development of mineral interests. The successful outcome of future activities cannot be determined at this time. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.      Recent Adopted Accounting Pronouncements

In March 2006, the FASB issued FAS 156, Accounting for Servicing of Financial Assets, which amends FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities with respect to accounting for separately recognized servicing assets and servicing liabilities. The Company adopted this statement effective July 1, 2007 and management has determined that there has been no material impact on the Company’s financial statements since its adoption.

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

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2007
U.S. Funds
Unaudited

Recently Enacted Accounting Pronouncements, but not effective at December 31, 2007

In September 2006, the FASB issued SFAS Statement 157, Fair Value Measurements, which defines fair values, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about fair value measurements. This statement applies when other accounting pronouncements require or permit fair value measurements. SFAS Statement 157 will be adopted July 1, 2008 as required by the statement. Management is currently assessing the impact on the Company’s financial statements.

In September 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position (paragraphs 5, 6, and 9) is effective for fiscal years ending after December 15, 2008. Management is currently assessing the impact on the Company’s financial statements.

In February 2007, the FASB issued FAS 159, Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value, effective for years beginning after November 15, 2007. Management is currently assessing the impact on the Company’s financial statements.

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2007
U.S. Funds
Unaudited

4.      Exploration Properties

Geocom entered into an option agreement dated November 29, 2005 with Latin American Minerals Inc. (“Latin American”) in respect to the company’s La Carolina project, located in Argentina. TNR Gold Corp. (“TNR) is also a party to the agreement as is its wholly owned subsidiary, Compania Minera Solitario Argentina S.A. (“Solitario”) which currently holds title to the property. The Company’s chief financial officer is a director of TNR. The option agreement requires Latin American to pay a total of $125,000 and issue a total of 125,000 shares to Geocom and TNR, as to equal parts, over a period of four years. The Company has received $25,000 and 25,000 shares (fair value $27,741) to December 31, 2007. The next schedule payment of $12,500 and 25,000 share issuance to Geocom is due on April 3, 2008. Pursuant to the option agreement, Latin American has the right to earn an undivided 75% interest in the property by making the cash and share payments and by incurring a total of $1,000,000 in exploration expenditures on the property over a period of five years. As of January 31, 2008 Latin American has spent a total of $1, 470,395 on the property. Latin American is entitled to earn a 37.5% interest in the property upon incurring $500,000 in exploration expenditures and by paying a total of $62,500 in cash and issuing 62,500 shares.

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

On January 24, 2005, MGRC signed an option agreement to earn a 55% interest on the Escorpion gold property from Minera Canela S.A. The property is situated in the fourth region Province of Choapa in Chile. To earn its 55% interest, Geocom must spend, at its option, $1,700,001 over four years on exploration and development and with a firm commitment to spend $150,001 (completed - $236,678) in exploration on the property on or by December 31, 2005. Although 2005 drill results confirmed the presence of gold in multiple zones, the ore potential was judged insufficient, at that time, to merit additional expenditures. Minera Canela S.A. has filed a claim in Chile challenging the Company’s right to drop the property. Management have deemed the claim to be without merit and have not accrued any costs in this regard. Although the Company relinquished its option on the property in the 2007 fiscal year, it has reopened discussions with the owners due to a re-evaluation of the geology and mineral occurrence type and because the recent increase in gold prices may allow for delineation of high-grade zones of lower tonnage than originally envisioned. We made an offer to conduct additional exploration, which is under consideration at this time.

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2007
U.S. Funds
Unaudited

4.      Exploration Properties – (Continued)

The Company has signed an exploration venture with option to participate agreement with Kinross Gold Corporation (“Kinross”) whereby Geocom and Kinross will jointly explore certain areas in Chile, with any properties acquired being shared on an equal basis. Kinross will have the option, subject to certain conditions, to earn an additional 20% interest in each project. As at June 30, 2007, Kinross had fully funded $551,014, representing its full share of the initial exploration budgets. As at December 31, 2007, Kinross’ share of the recent exploration budgets totals $50,769, which is reflected as exploration expenditures receivable in these financial statements.

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

On October 31, 2003, Geocom announced the staking of two gold and base metal projects in Chile. The Santa Rosa and Marcelita properties are located in the Zapallar mining district, southeast of Copiapó, Tierra Amarilla County, Region III, Chile. The Corporation controls 100% of the property staked.

On February 16, 2004, Geocom announced the acquisition, by staking, of various claims that provide a 100% interest in several sediment hosted copper and gold occurrences.

5.      Marketable Securities

The Company holds 25,000 shares of Latin American Minerals Inc. (note 4), the fair value of which is $27,741 as at December 31, 2007 (June 30, 2007 - $19,748). In accordance with FAS 115, the Company has classified these securities as Available for Sale and records unrealized gains and losses as other comprehensive income.

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2007
U.S. Funds
Unaudited

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

Details of the issued and outstanding capital stock as at December 31, 2007 are as follows:

			Additional
	Shares	Par Value	Paid in
			Capital
Balance – beginning of period	27,192,788	$272	$5,145,028
Issued and fully paid:
Private placement (i)	500,000	5	99,995
Private placement (i)	1,250,000	13	249,987
Exercise of warrants	20,000	-	5,000
Stock-based compensation (Note 7)	-	-	16,598
Balance – end of period	28,962,788	$290	$5,516,608

(i)                     During the period, the Company raised gross proceeds of $350,000 by way of two private placements consisting of 1,750,000 units at a price of $0.20 per unit. Each unit consists of one common share of the Company and one share purchase warrant with each warrant entitling the holder to purchase an additional common share of the Company for a period of one year at a price of $0.25. The Company has agreed to seek a listing on the TSX-V and to file a registration statement, by February 15, 2007, for these shares in the United States. The Company will use its best efforts to cause the registration statement to be declared effective within 145 days of obtaining the TSX-V listing. In the event that either deadline is delayed, the Company will pay the Investors liquidated damages of 1.5% of each Investor's proceeds for each 30 days of delay until one year from Closing. Upon completion of a TSX-V listing the Company will seek to re-price the warrants to $0.20.

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

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2007
U.S. Funds
Unaudited

7.      Stock Options – Continued

Option activity was as follows for the six-month period ended December 31:

	2007		2006
		Weighted-		Weighted-
		average		average
	Shares	exercise price	Shares	exercise price
Balance – beginning of period	1,230,000	$0.26	1,445,000	$0.25
Granted	-	$-	125,000	$0.35
Exercised	-	$-	-	$-
Expired	(775,000)	$0.25	-	$-
Balance – end of period	455,000	$0.29	1,570,000	$0.26
Exercisable at end of period	323,000	$0.28	1,300,000	$0.25

Information about the options outstanding at December 31, 2007 is as follows:

		Weighted-
		average
		remaining
Exercise Price	Options	life in years	Exercisable	Expiry
$ 0.25	165,000	1.08	132,000	January 27, 2009
$ 0.25	125,000	1.22	100,000	March 20, 2009
$ 0.35	125,000	1.84	75,000	November 1, 2009
$ 0.35	40,000	2.01	16,000	January 2, 2010
	455,000	1.41	323,000

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2007
U.S. Funds
Unaudited

8.      Stock Based Compensation

For the periods ended December 31, the Company issued stock options to its directors, officers and employees and estimated the related stock-based compensation as follows:

	2007	2006
Total options granted	-	125,000
Average exercise price	$-	$0.25
Estimated fair value of compensation	$-	$25,015
Estimated fair value per option	$-	$0.20

The fair value of the stock-based compensation to be recognized in the accounts has been estimated using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

	2007	2006
Risk-free interest rate	-	4.56%
Expected dividend yield	-	0.00%
Expected stock price volatility	-	106.38%
Expected option life in years	-	3.00

The company has recorded stock-based compensation for the options that vested during the period as follows:

	2007	2006
Number of options vested in period	91,000	268,000
Stock-based compensation expense	$16,598	92,553

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

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2007
U.S. Funds
Unaudited

9. Stock Warrants

Warrant activity for the six-month period ended December 31 is as follows:

	2007		2006
		Weighted-		Weighted-
		average		average
	Warrants	exercise price	Warrants	exercise price
Balance – beginning of period	4,955,470	$0.50	2,797,500	$0.25
Issued	2,111,524	$0.30	2,546,470	$0.50
Exercised	(20,000)	$0.25	-	$-
Expired	-	$-	-	$-
Balance – end of period	7,046,994	$0.44	5,343,970	$0.37

Exercisable at end of period	7,046,994	$0.44	5,343,970	$0.37

At December 31, 2007, the Company had share purchase warrants outstanding to purchase common shares as follows:

Shares	Exercise Price	Expiry Date
2,483,176	$ 0.50	August 23, 2008
416,818	$ 0.50	August 23, 2008
2,397,000	$ 0.50	January 8, 2009
500,000	$ 0.25	November 7, 2008
1,250,000	$ 0.25	November 10, 2008
7,046,994

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2007
U.S. Funds
Unaudited

10.    Equipment

Geocom’s fixed assets consist of computer equipment, office furniture, and exploration equipment. The fixed assets are depreciated using the straight-line method with useful lives ranging from 3-5 years. Details are as follows:

			December
		Accumulat	31	June 30
		ed	2007	2007
		Amortizati	Net Book	Net Book
	Cost	on	Value	Value
Furniture and fixtures	$692	$671	$21	90
Computer equipment	6,325	6,325	-	-
Exploration equipment	18,558	5,588	12,970	13,576
	$25,575	$12,584	$12,991	13,666

11.    Related Party Transactions

Geocom has month to month service agreements with related parties. Currently, four directors each receive $500 per month and one director receives $7,500 per month for services performed on behalf of the Company. The Company has paid or accrued $28,500 and $72,000 for services provided by these related parties for the six months ending December 31, 2007 and 2006, respectively.

On July 12, 2007 John Hiner, an officer and director, loaned the Company $20,000 under the terms of a promissory note. The note has an interest rate of 10%, and is a demand note with no set maturity. On July 31, 2007 Talal Yassin, a director, loaned the Company $25,000 under the terms of a promissory note. The note has an interest rate of 10% per annum, and is a demand note with no set maturity. Interest accrued on these loans to December 31, 2007 totals $1,925.

The Company holds a 50% equity interest on the La Carolina project with a company in which Geocom’s Chief Financial Officer is a shareholder and director (note 4). At December 31, 2007, accounts payable includes $52,631, which has been billed by this company for exploration expenditures incurred on properties held jointly.

The above transactions were conducted in the normal course of operations and were measured at the exchange amount, which is the amount of consideration agreed upon between the Company and the related parties.

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2007
U.S. Funds
Unaudited

12.    Subsequent Events

Subsequent to December 31, 2007, the Company received $100,000 upon executing a convertible promissory note with an arm’s length party. The loan is repayable on demand with interest at 10% per annum and is convertible into shares at any time at the option of the lender. The note is convertible to common shares at a set price of $0.15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

In this quarterly report, unless otherwise specified, all references to “common shares” refer to shares of our common stock and the terms “we”, “us”, “our company” and “Geocom” mean our company, Geocom Resources Inc., a Nevada corporation, our Chilean subsidiary, Minera Geocom Resources-Chile Limitada, and our newly-formed Delaware subsidiary, Geocom Resources Inc.

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

We have earned a 52.5% undivided interest in one property and a 35.7% undivided interest in a second property at Iliamna, Alaska covering approximately 31,340 acres (12,683 hectares) in total. We own a 50% beneficial interest in the La Carolina property in Argentina covering approximately 2,030 hectares. We also own three properties in northern Chile, the Santa Rosa property, the Marcelita property and the Cucaracha property. In addition, we are conducting reconnaissance and exploration activities in Chile through the use of an extensive, regional database. We intend to continue these reconnaissance and exploration efforts with the expectation of acquiring additional mineral properties.

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

Recent Developments

On October 18, 2007 we entered into a letter of intent with Goldmark Minerals Ltd. (TSX: GMK), an unrelated third party, whereby we agreed to sell to Goldmark Minerals all of our interest in our Iliamna property and 49% of our interest in the Santa Rosa and Marcelita properties. The terms of this letter of intent are described in a Form 8-K filed by our company on December 10, 2007 and a copy of the letter of intent was attached as an exhibit to that filing. This letter of intent continues to be subject to the completion of a due diligence review of the properties by Goldmark Minerals and the negotiation and execution of a formal acquisition agreement. The Company anticipates a resolution to this letter of intent in the next 30 days.

We have recently decided to pursue a listing for our company’s common shares on the Canadian TSX Venture Exchange (also known as the “TSX-V”). The TSX-V will not accept listing applications from companies incorporated in Nevada unless the applicant either (i) amends its articles of incorporation or bylaws to conform to certain requirements of the TSX-V intended to provide shareholder protections substantially equivalent to the protections provided by the Canada Business Corporations Act; or (ii) re-domesticates from Nevada to another jurisdiction. We have not yet filed a listing application with TSX-V. Depending on the outcome of these discussions, we may ask our shareholders to approve either (a) the re-domestication of our company from Nevada to Delaware or (b) an amendment to our articles of incorporation to include some or all of the clauses requested by TSX-V.

On January 17, 2008, we formed a new Delaware company under the name Geocom Resources Inc. If we decide to re-domesticate our company to Delaware, we intend to ask our shareholders to approve doing so by way of a merger with this wholly-owned Delaware subsidiary.

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

La Carolina Project, San Luis, Argentina

On October 26, 2005, we entered into an agreement with TNR Gold Corp., Compania Minera Solitario Argentina S.A. and Latin American Minerals Inc., whereby Latin American acquired an option to earn up to a 75% interest in the La Carolina project. We do not plan to conduct any exploration work at the La Carolina project in the next 12 months as we expect Latin American to conduct an exploration program in order to earn their interest in the property in accordance with the terms and conditions of their option agreement at La Carolina. Latin American Minerals Inc. has conducted rock, trench and soil sampling, and an extensive magnetic and IP geophysical survey. Using this information, a program of 4489 metre of core drilling was executed between June and September 2007. A total of $1,470,395 was spent on exploring the property.

Iliamna Project, Alaska, USA

On October 18, 2007, we entered into a letter of intent with Goldmark Minerals Ltd. to sell the Iliamna project. Closing of the agreement is subject to completion of a due diligence review by Goldmark Minerals and to the execution of a formal agreement. Pending completion or termination of the transactions contemplated by this agreement by February 16, 2008, we do not anticipate incurring any expenditures on this property other than payment of approximately $30,000 in fees to preserve our title.

Cucaracha, Chile

We plan to maintain our claims and incur minimal exploration expense on them at this time. We believe that these claims may be of interest to a major mining company operating in Chile and, if that should be the case, we may option or sell these claims. At this time, we do not intend to conduct exploration of these claims. We anticipate incurring land fees of approximately $4,200 during the next 12 months. As of December 31, 2007, we have spent a total of $3,000 on exploration of the Cucaracha property.

Santa Rosa and Marcelita, Chile

On October 18, 2007, we entered into a letter of intent with Goldmark Minerals Ltd. to sell 49% of our interest in the Santa Rosa and Marcelita properties. Closing of the agreement is subject to completion of a due diligence review by Goldmark Minerals and to the execution of a formal agreement. Pending completion or termination of the transactions contemplated by this agreement by February 16, 2008, we do not anticipate incurring any expenditures on this property other than payment of approximately $12,000 in fees to preserve our title.

South Chile Recon Program - Regions 10 and 11, the Patagonia area of southern Chile

Over the next 12 months we are continuing our Chile-Recon exploration and reconnaissance program. This program will consist of general prospecting and geochemical sampling in previously unvisited areas of the claims as well as geological mapping and geochemical sampling of previous located anomalous areas. The entire program is estimated to cost $551,793 of which Geocom is responsible for 50% ($275,897). Through December 31, 2007, we have spent $1,054,342 on this project.

Kinross Gold Corporation

On March 16, 2006, we entered into a binding letter agreement with Kinross Gold Corporation to establish a formal exploration venture in respect of Region 10 in southern Chile with an option to participate in subsequent acquisitions of mining rights acquired in Region 10.

As at December 31, 2007, Kinross’ has funded its 50% share of the initial exploration budgets, which totalled $2,108,684.

We have projected a budget of US $551,793, of which Geocom’s portion will be US $275,897, for mapping and geochemical sampling during the period December 31, 2007 – December 31, 2008:

Geologist	$86,000
Assistants	31,200
Geochemistry	51,000
Geologic map	15,000
Helicopter	186,000
Camp & logistics	52,000
Report & target selection	15,000
field cost subtotal	$436,200
G&A @ 15%	65,430
Project subtotal	$501,630
Contingency @ 10%	50,163
Total Cost to establish drill targets	$551,793

The budget is approximately $551,793 for the program, which began in December 2007 and ends in April 2008. Pursuant to our agreement with Kinross, we will be responsible for 50% of the budget and Kinross is responsible for the other 50% or $275,897. The budget has been presented by Geocom, the operator, and approved by Kinross for execution.

We intend to finance our activities via brokered or non-brokered private placements during the next 12 months. The amount and conditions precedent to such fund raising are presently under consideration. We do not currently have debt or equity offerings in place and there can be no assurance that we will be able to raise the funds required on terms acceptable to us, if at all.

Anticipated Cash Requirements

Our estimated expenses for the next 12 months are as follows:

Expense	Cost
Administrative Expenses	$60,000
Legal and Accounting Expenses	$60,000
Consulting Expenses	$120,000
La Carolina Project	$0
Iliamna Project	$30,000
Cucaracha	$4,200
Santa Rosa and Marcelita	$12,000
South Chile Recon Program	$275,897
Total	$599,897

We recorded a net loss of $310,173 for the six months ended December 31, 2007 and have an accumulated deficit of $5,656,053 since inception. As at December 31, 2007, we had cash reserves in the amount of $127,341. This is less than the $599,897 that our management anticipates spending on our exploration and development programs and the anticipated costs associated with our continuing operations. Accordingly, we expect that we will need to obtain additional financing in the near future. See “Future Financings,” below.

Results of Operations

Second Quarter and Six Month Summary

	Second Quarter Ended December 31			Six Months Ended December 31
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	0	0	0	0	0	0
Operating Expenses	$195,235	$199,680	(2.2)	$310,173	$405,940	(23.6)
Interest and Dividend	0	0	0	0	0	0
Income
Net Loss	$195,235	$201,855	(3.3)	$310,173	$408,115	(24.0)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have entered into commercial production of mineral projects. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable resources on our properties, or if such resources are discovered, that we will be able to enter into commercial production.

Expenses

Our operating expenses for the quarters ended December 31, 2007 and December 31, 2006 are outlined in the table below:

	Second Quarter Ended December 31			Six Months Ended December 31
			Percentage			Percentage
			Increase /	2007	2006	Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Mineral exploration	$95,752	$155,974	(38.6)	$121,520	167,714	(27.5)
Oil & gas activities	0	0	0	0	0	0
General &	$99,483	$43,706	127.6	$188,635	$238,226	(20.8)
Administrative
Total Operating	$195,235	$199,680	(2.2)	$310,173	$405,940	(23.6)
Expenses

Operating expenses for the six months ended December 31, 2007 decreased by 23.6% as compared to the comparative period in 2006 primarily as a result of lower exploration and by 3 directors reducing their monthly compensation from $2,500 to $500 per month which reduced the administration costs.

Equity Compensation

As at December 31, 2007, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Liquidity and Financial Condition

Working Capital
			Percentage
	At December 31, 2007	At December 31, 2006	Increase / (Decrease)
Current Assets	$280,701	$117,128	139.7
Current Liabilities	$449,151	$345,355	30.1
Working Capital	($168,450)	($228,227)	26.2

Cash Flows
	Six Months Ended	Six Months Ended
	December 31, 2007	December 31, 2006
Cash Flows used in Operating Activities	($370,860)	($491,891)
Cash Flows used in Investing Activities	($765)	($3,651)
Cash Flows provided by Financing Activities	$401,925	$401,169
Effects of exchange rates on cash	$(1,455)	304
Net Increase (Decrease) in Cash During Period	$28,845	($94,069)

At December 31, 2007, our total assets were $325,192, which consisted primarily of cash assets of $127,341, other assets of $166,351 and capitalized mineral property acquisition costs of $31,500.

Current liabilities for the six months ended December 31, 2007 increased by 16.2% as compared to the balance as at June 30, 2007, primarily as a result of funds received from related parties to fund operations.

The principal components of the losses for the period ended December 31, 2007 were mineral exploration expenditures and general and administrative costs. For the six months ending December 31, 2007, four directors each receive $500 per month and one director receives $7,500 per month for services performed on behalf of our company.

Operating expenses for the six months ended December 31, 2007 decreased by 23.6% as compared to the comparative period in 2006 primarily as a result of lower mineral exploration expenditures and lower general and administrative costs.

Future Financings

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

Recently Enacted Accounting Standards – not effective at December 31, 2007

In September 2006, the FASB issued SFAS Statement 157, Fair Value Measurements, which defines fair values, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about fair value measurements. This statement applies when other accounting pronouncements require or permit fair value measurements. SFAS Statement 157 will be adopted July 1, 2008 as required by the statement. Management is currently assessing the impact on the Company’s financial statements.

In September 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position (paragraphs 5, 6, and 9) is effective for fiscal years ending after December 15, 2008. Management is currently assessing the impact on the Company’s financial statements.

In February 2007, the FASB issued FAS 159, Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value, effective for years beginning after November 15, 2007. Management is currently assessing the impact on the Company’s financial statements

Financial Instruments

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

We have not generated any revenue from operations since our incorporation. From inception through December 31, 2007, we suffered losses of $5,656,053 We anticipate that we will continue to incur operating expenses without revenues unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine. We had cash in the amount of $127,341 and a working capital deficit of approximately ($168,450) at December 31, 2007. We estimate our average monthly operating expenses to be approximately $50,000 including exploration, general and administrative expense and investor relations expenses but our budget could increase in response to field conditions, drill results and other matters that cannot be currently anticipated. Cash on hand as of the date of this quarterly report on Form 10-QSB is not sufficient to fund our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the notes to our interim consolidated financial statements for the period ended December 31, 2007, which are included with this quarterly report. Although our interim consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2007, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of our securities have taken place since September 30, 2007, the date of our last quarterly report:

1.

On November 17, 2007 we completed a private placement consisting of 500,000 units at a price of $0.20 per unit with one accredited investor for total proceeds of $100,000. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at an exercise price of $0.50 for a period of one year after the date of the subscription agreement. We have agreed to re-price the warrant exercise price to $0.20 per share following completion of a listing of our shares on the TSX Venture Exchange. For each sale of these units we relied upon the exemption for registration provided for accredited investors pursuant to Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.

As a condition of the private placement, we have agreed to file a registration statement within 90 days of the closing date of the private placement registering all of the shares issued. In the course of preparing an SB-2 Registration statement it came to our attention that the U.S. Securities and Exchange Commission has phased out Regulation SB, which is no longer available and we are transitioning to a Form S-1. Due to this transition, we have asked private placees for an extension of the filing by 45 days. As well, we have agreed to make an application for our securities, including those issued in the private placement, to be listed on the TSX Venture Exchange.

2.

On November 20, 2007 we completed a private placement consisting of 1,250,000 units at a price of $0.20 per unit with one accredited investor for total proceeds of $250,000. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at an exercise price of $0.50 for a period of one year after the date of the subscription agreement. We have agreed to re-price the warrant exercise price to $0.20 per share following completion of a listing of our shares on the TSX Venture Exchange. For each sale of these units we relied upon the exemption for registration provided for accredited investors pursuant to Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.

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

3.
On January 24, 2008 the Registrant sold one convertible promissory note in the face amount of $100,000 to one accredited investor who is not a U.S. Person. This convertible note was sold in an offshore transaction pursuant to the exemption from the registration requirements of the Securities Act of 1933 established in Rule 903 of Regulation S, promulgated thereunder. The convertible note evidences a debt due on demand that bears interest at a rate of 10% per annum. The holder of the convertible note may convert part or all of the sums due at any time and from time-to-time, at its discretion, plus accrued interest, into common shares of the Registrant at a conversion price of $0.15 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Effective December 31, 2007, Mr. Clyde Harrison resigned as a director of our company. In his resignation, Mr. Harrison explained that he was unable to continue to devote any time to our business due to his need to devote his full time and attention to another business matter.

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

10.29	Form of Subscription Agreement 2,263,000 units at a price of $0.17 per unit for total proceeds of $384,710.(incorporated by reference from our Current Report on Form 8-K filed on January 10, 2007)
10.30	Form of Subscription Agreement with Pamela Fronek (incorporated by reference from our Current Report on Form 8-K filed on January 31, 2007)
10.31	Letter agreement with Goldmark Minerals dated October 18, 2007 (incorporated by reference from our Current Report on Form 8-K filed on December 11, 2007)
10.32	Form of Subscription Agreement with Humbolt Capital (incorporated by reference from our Current Report on Form 8-K filed on December 11, 2007)
10.33	Form of Subscription Agreement with Alliance Capital (incorporated by reference from our Current Report on Form 8-K filed on December 11, 2007)
10.34	Convertible Promissory Note dated January 24, 2008 (incorporated by reference from our Current Report on Form 8-K filed on February 11, 2008)
(13)	Annual Report to Security Holders
13.1	Annual Report for the year ended December 31, 2006 (incorporated by reference from our Annual Report on Form 10-KSB filed on October 6, 2006);

Exhibit Number	Description
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics(incorporated by reference from our Annual Report on Form 10-KSB filed on October 14, 2004).
(16)	Letter on Change in Certifying Accountant
16.1	Letter from Davidson & Company (incorporated by reference to our Current Report on Form 8-K filed on May 9, 2003).
16.2	Letter from Malone & Bailey, PLLC (incorporated by reference to our Current Report on Form 8-K filed on September 17, 2004).
16.3	Letter from Lopez, Blevins, Bork & Associates, L.L.P (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2006)
16.4	Letter from Staley, Okada & Partners (incorporated by reference to our Current Report on Form 8-K filed on May 17, 2007
(21)	Subsidiaries
21.1	Minera Geocom Resources-Chile Limitada, a Chilean corporation.
21.2	Geocom Resources Inc., a Delaware corporation
31 & 32	Certifications
31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOCOM RESOURCES INC.

Date February 13, 2008	/s/ John Hiner
John Hiner, President and CEO
(Principal Executive Officer and a director)

Date February 13, 2008	/s/ Paul Chung
Paul Chung, Chief Financial Officer
(Principal Financial Officer,
Principal Accounting Officer and a director)

Date February 13, 2008	/s/ Andrew Stewart
Andrew Stewart
Director

Date February 13, 2008	/s/ Talal Yassin
Talal Yassin
Director