Form 10QSB
period 2008-03-31
GEOCOM RESOURCES INC
filed 2008-05-20
CIK 1141787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,962,788 common shares issued and outstanding as of May 20, 2008

Transitional Small Business Disclosure Format (Check one):  Yes [   ] No [ X ]

PART I –FINANCIAL INFORMATION

Under the authority of Rule 13a-13(c)(2), we have omitted Part I of this quarterly report on Form 10-QSB.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 16, 2008, we raised gross proceeds of $350,000 by way of two private placements consisting of 1,750,000 units at a price of $0.20 per unit. Each unit consists of one common share of our company’s common stock and one share purchase warrant with each warrant entitling the holder to purchase an additional common share of our company for a period of one year at a price of $0.25. We have agreed to seek a listing on the TSX-V and to file a registration statement, by February 15, 2007, for these shares in the United States. We will use our best efforts to cause the registration statement to be declared effective within 145 days of obtaining the TSX-V listing. In the event that either deadline is delayed, we will pay the Investors liquidated damages of 1.5% of each Investor's proceeds for each 30 days of delay until one year from Closing. Upon completion of a TSX-V listing we will seek to re-price the warrants to $0.20.

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

GEOCOM RESOURCES INC.

Date May 20, 2008	/s/ John Hiner
John Hiner, President and CEO
(Principal Executive Officer and a director)

Date May 20, 2008	/s/ Paul Chung
Paul Chung, Chief Financial Officer
(Principal Financial Officer,
Principal Accounting Officer and a director)

Date May 20, 2008	/s/ Andrew Stewart
Andrew Stewart
Director

Date May 20, 2008	/s/ Talal Yassin
Talal Yassin
Director