Form 10KSB
period 2008-06-30
GEOCOM RESOURCES INC
filed 2008-12-03
CIK 1141787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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
Yes [X]    No [   ]

- ii -

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

28,962,788 common shares @ $0.02 (1) = $318,590.66

(1)Average of bid and ask closing prices on November 24, 2008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,962,788 shares of common stock as at December 1, 2008.

- iii -

- iv -

PART I

ITEM 1: DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. Forward-looking statements are statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

Forward looking statements are based on our management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update them. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements in this annual report on Form 10-KSB to conform these statements to actual results.

In this annual report, unless otherwise specified, all references to “common shares” refer to shares of our common stock and the terms “we”, “us”, “our company” and Geocom mean our company, Geocom Resources Inc., a Nevada corporation, and our Chilean subsidiary, Minera Geocom Resources-Chile Limitada, unless the context clearly requires otherwise.

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

We have earned a 52.5% undivided interest in one property and a 35.7% undivided interest in a second property at Iliamna, Alaska covering approximately 31,340 acres (12,683 hectares) in total. We own a 12.5% beneficial interest in the La Carolina property in Argentina covering approximately 2,030 hectares. We also own two properties in northern Chile – one, known as the Santa Rosa/Marcelita property, which is comprised of approximately 2,433 hectares, and the other, known as La Cucaracha, which is comprised of approximately 680 hectares. In addition, we are conducting reconnaissance and exploration activities in regions 10 and 11 in Chile through the use of an extensive, regional database. All our projects are presently in good standing. Our properties and our reconnaissance program are discussed in greater detail in the section of this annual report on Form 10-KSB titled “Description of Property” beginning at page 7 below.

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

We currently have 0 employees.

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

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report on Form 10-KSB in evaluating our company and our business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

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

Although we believe that we are currently in compliance with all material laws and regulations that apply to our activities, there can be no assurance that we can continue to do so. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

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

We expect to derive revenues, if any, from the extraction and sale of metals. The price of these commodities has fluctuated widely in recent years and is affected by numerous factors beyond our control including international economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of metals, and, therefore, the economic viability of any of our exploration projects, cannot accurately be predicted.

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

Risks associated with our company

The fact that we have insufficient working capital and no assets raises substantial doubt about our ability to continue operations.

At June 30, 2008 we had only $111,550 in cash and a working capital deficiency of $537,417, which is insufficient to continue with our projected exploration operations. We have no assets and significant liabilities. We require additional financing to continue our mineral exploration operations and there is no guarantee we will be able to raise any additional funds. As a result we may go out of business.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation. From inception through June 30, 2008, we suffered losses of $5,960,686. We anticipate that we will continue to incur operating expenses without revenues unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine. We had cash in the amount of $111,550 and a working capital deficit of approximately $537,417 at June 30, 2008. We estimate our average monthly operating expenses to be approximately $33,000, including exploration, general and administrative expense and investor relations expenses but our budget could increase in response to field conditions, drill results and other matters that cannot be currently anticipated. Cash on hand as of the date of this annual report on Form 10-KSB is not sufficient to fund our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail. Recent upheavals in the financial markets worldwide could make it very difficult for our company to raise funds. If we cannot raise sufficient capital, coupled with our low current share price, our business will fail.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our consolidated financial statements for the year ended June 30, 2008, which are included with this annual report. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

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

Risks associated with our common stock

Trading on the Pink Sheets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the over-the-counter market operated by the Pink Sheets LLC, operated by Pink Sheets LLC. Trading in stock quoted on the Pink Sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to our company or our operating performance. Moreover, the Pink Sheets is not a stock exchange, and trading of securities on the Pink Sheets is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like AMEX. Accordingly, shareholders may have difficulty reselling any of our shares.

Our shares are Penny Stocks. Because the SEC imposes additional sales practice requirements on brokers who deal in penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares.

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

Our officers and directors own a total of 14,295,000 shares of our company. They may sell some of their shares in the future, which could cause the price of our common stock to fall and reduce the value of your shares.

Our officers and directors own a total of 14,295,000 shares of common stock. Subject to all applicable securities laws, including applicable holding periods, they will likely sell a portion or all of their stock in the future. If they do sell their stock into the market, the market price of the shares of our common stock could drop.

ITEM 2: DESCRIPTION OF PROPERTY

Executive Offices

Our registered agent in Nevada is Nevada Agency & Trust Company. Our registered agent’s address is 50 West Liberty Street, Suite 880, Reno NV 89501.

Our principal executive offices are currently located at Suite 413-114 West Magnolia Street, Bellingham, Washington, 98225.

On November 23, 2005 we entered into an annual lease agreement to rent our Bellingham office premises from Crown Plaza Executive Office Suites. The initial term was for one year at a cost of $613 per month. The lease was renewed in 2006 and again in 2007. The lease expired on October 31, 2008 and we have elected to continue on a month to month basis from and after November 1, 2008.

All lease terms remain the same as the original lease, with the exception of increased monthly rent, which was increased to $656.

We also rent shared office space at 918 – 1030 West Georgia Street, Vancouver, BC, Canada V6E 2Y3 at a one-time cost of $50.

We have interests in seven projects located in Argentina, Alaska, and Chile. These are as follows:

Mineral Properties

La Carolina Project, San Luis, Argentina

We own a 12.5% beneficial interest in the La Carolina project, located in San Luis Province, Argentina. Seventy-five percent (75%) of the beneficial interest in this project is owned by Latin American Minerals Inc. (TSXV: LAT) and the balance of 12.5% is beneficially owned by TNR Gold Corp. (formerly TNR Resources Inc.). Legal title to the La Carolina project is held in the name of Compania Minera Solitario Argentina S.A., a wholly-owned subsidiary of TNR Gold.

Pursuant to an agreement with TNR Gold Corp., Compania Minera Solitario Argentina S.A. and Latin American Minerals Inc. dated October 26, 2005, Latin American acquired an option to earn up to a 75% interest in the La Carolina project. This agreement provided that Latin American would earn its 75% interest in the La Carolina project if it spent not less than $1,000,000 on exploration of the property over a five-year period, made cash payments to our company and TNR Gold totalling $125,000 and issued an aggregate of 125,000 shares of its common stock to our company and TNR Gold (to be shared on a 50/50 basis), in accordance with the following table:

Payment due date	Cash Payment	Share issuance
April 5, 2006	US$25,000	25,000 common shares
April 5, 2007	US$25,000	25,000 common shares
April 5, 2008	US$25,000	25,000 common shares
April 5, 2009	US$25,000	25,000 common shares
April 5, 2010	US$25,000	25,000 common shares

Latin American timely issued the 25,000 common shares due to be issued, and timely made the cash payments of $25,000 due to be paid, on each of April 5, 2006 and April 5, 2007. On April 3 2008, Latin American elected to accelerate its earn-in right. To date, our company has received cash in the aggregate amount of $87,500 and 162,500 shares of Latin American’s common stock and Latin American has spent in excess of $1,000,000 in exploration expenditures on the property. Latin American now beneficially owns 75% of the property and our company and TNR Gold each beneficially own 12.5% .

On April 16, 2008, after Latin American earned its interest in this project, it announced that it had entered into an option agreement with CHC Venture Capital Group, a private venture capital group based in Argentina and focused on the resource sector. We are advised that this option agreement permits CHC Venture Capital Group to earn up to a 51% interest in the La Carolina property by making cash payments to Latin American over a period of four years and by expending $750,000 per year for four years on exploration of the property. We are not a party to this agreement. We do not currently have any plans to spend any of our company’s resources on further exploration of the La Carolina project. During the next four years, we expect that Latin American and CHC Venture Capital Group will continue to explore this property pursuant to the terms of their option agreement.

Legal title to the La Carolina project remains in the name of Compania Minera Solitario.

Property and Claims

La Carolina is comprised of 13 claims covering 2,024 hectares, and application has been made for an additional 4 claims covering 4,061 hectares, as shown below:

NAME	FILE #	PROVINCE	SIZE (hectares)	DATE GRANTED
ATENEA	672-D-88	SAN LUIS	194	7-Jun-99
ARBOL DE ANIBAL	441-C-85	SAN LUIS	100	7-Jun-99
AFRODITA	276-V-87	SAN LUIS	100	7-Jun-99
ADONIS	673-D-88	SAN LUIS	200	7-Jun-99
ARBOLITO	677-D-88	SAN LUIS	12	7-Jun-99
RETRO	705-B-98	SAN LUIS	400	12-Oct-00
PENELOPE	538-C-88	SAN LUIS	100	7-Jun-99
BACO	674-D-88	SAN LUIS	100	7-Jun-99
CAROLINA II	863-C-03	SAN LUIS	100	28-Oct-04
CAROLINA III	864-C-03	SAN LUIS	100	6-Feb-04
CAROLINA IV	865-C-03	SAN LUIS	500	6-Feb-04
CAROLINA V	932-C-03	SAN LUIS	100	15-Apr-04
LA ESTANCIA II	775-C-03	SAN LUIS	18	4-Nov-03
		Total Granted	2024
LA ESTANCIA III	669-L-06	SAN LUIS	650	waiting for concesion
ATENEA II	668-L-06	SAN LUIS	150	waiting for concesion
ULISES	617-L-06	SAN LUIS	3354	waiting for concesion
CAROLINA S.E.	674-L-07	SAN LUIS	447	waiting for concesion
		Total Waiting	4601
		Grand Total	6623

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

Iliamna Project, Alaska, USA

Property and Claims

The Iliamna project is comprised of three block mining claims identified as the “D”, “H” and “S” claims covering approximately 31,340 acres (12,683 hectares) located in the Kuskokwin district of Western Alaska. The “H” Block consists of the HF-1 through HF-63 federal lode mining claims (20 acres each), and the HSS-1 through HSS-93, HYSS-1 through 8 State of Alaska full quarter section mining claims. The “D” Block consists of the DS-1 through DS-24 and DSS-1 through DSS-64 State of Alaska full quarter section mining claims. The “S” Block consists of the “LSS-1 through LSS-3 State of Alaska full quarter section mining claims. The federal lode claims are maintained by making annual payments to the federal Bureau of Land Management of $125 per claim. The State of Alaska claims are maintained by making annual payments in amounts dependent upon when the claims were staked, to the Department of Natural Resources, Division of Mining, Land and Water, State of Alaska. In our case, the annual rental fee for all our State of Alaska claims is $220 per claim. In addition, we must conduct $400 labor on each claim annually. We are currently up to date with these obligations, and annual rentals have been paid for the period December 1, 2008 through November 30, 2009.

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

We planned to again drill in the “D” claims in our 2005 drilling program; however, there was no work completed on the property in 2005 due to permit delays, inclement weather and equipment constraints. We commenced drilling in the “D” claims early in 2006. We drilled two 250 meter core holes to test a large geophysical anomaly underlying the “D” claims. A further two holes were drilled on the D claims in June, 2006. The cost of the program was approximately $350,000. This project was completed in June 2006. Subsequent results and final report indicated no substantial accumulations of potentially economic metals. Initial analysis suggests that geophysical anomalies at the D claims were reflective of pyrite in metasedimentary rocks. As of June 30, 2008, we have spent a total of $1,346,227 on the Iliamna project. Land payments to hold the property have been made by TNR Gold.

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

Compliance with government regulation

The property is governed by the state of Alaska and managed by the state of Alaska Department of Natural Resources, and permits for exploration and development activities are renewed and approved by this state agency. We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the State of Alaska.

Our partner TNR Gold Corp has paid the applicable rental fees required by Alaskan mining regulations for the staking of the property, which extends the Iliamna claims until November 30, 2009. The annual state rentals for the Alaska State mining claims are $100 per 160 acre quarter section or $25 per 40 acre quarter-quarter section and annual rental payments are due on November 30th of each year. We are current in payment of any rentals due to the State of Alaska. Annual assessment work of $400 per 160 acre quarter section or $100 per 40 acre quarter-quarter section must also be performed by us in order to keep the claims in good standing, or a total of approximately $76,800 must be spent in labor costs or paid in lieu to maintain the claims in good standing. The claims are in good standing, as all applicable payments have been made by our partner TNR Gold Corp.

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

We commenced our exploration of the Iliamna property in 2003. We completed a drill program of four core holes: two holes were drilled in the “H” claims (the southern anomaly) and two holes were drilled in the “D” claims (the northern anomaly). The program was intended to test two buried targets within a large, coincident geophysical anomaly previously defined by a regional airborne magnetic survey and confirmed by on-ground reconnaissance electrical resistivity activity. At the "H" claims, drill hole IL-03-H-01 encountered bedrock at 220 feet, and was drilled to a final depth of 685 feet. Drill hole IL-03-H-02 was drilled about 0.6 miles southwest of the first hole, at a -70 degree angle, and encountered quartz diorite intrusive at 280 feet, which continued to a total depth of 835 feet. At the "D" claims, the two holes were terminated at 428 feet and 330 feet in glacial sands, and did not reach bedrock due to adverse drilling conditions. Estimates of depth to bedrock in this area, based on geophysical data, were substantially shallower. As a result, our geophysicists reviewed the original data for an explanation of the disparity. After review, the geophysicist maintained his estimate of bedrock depth, with allowance for local variations in depth to the top bedrock. Subsequent 2006 drilling in different locations from original 2004 sites at the D claims encountered bedrock at 231 feet and 248 feet in two holes. Both holes bottomed in pyritic metasedimentary rocks at 820 feet, and no concentrations of potentially economic gold or copper were intercepted.

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

We did not do any of the work planned for our 2005 drilling program due to permit delays, inclement weather and equipment constraints. We commenced drilling the “D” claims early in 2006. We drilled two 250 meter core holes to test a large geophysical anomaly underlying the “D” claims. A further two holes were drilled on the D claims in June, 2006. The subsequent report documented the drilling of two core holes, neither of which encountered potentially economic mineralization. The cost of the program was estimated to be $350,000. This project was completed in June 2006. Total project cost to date is $1,346,227. Dependent upon cost allocations that we did not contribute to, we may be subject to some dilution. For information on our plans for this property over the next 12 months, please see the section of this annual report on Form 10-KSB entitled “Plan of Operations” beginning at page 25. Subsequent results reported no substantial accumulations of metals. Initial analysis suggests that geophysical anomalies at the D claims were reflective of pyrite in metasedimentary rocks. In consultation with our partners TNR Gold Corp., and BHP Minerals International, we are evaluating whether additional geophysical methods could be employed to better define drill targets.

There are no known reserves on the Iliamna property and any proposed program by us is exploratory in nature. There is no assurance that a commercially viable mineral deposit exists in the Iliamna property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

We do not currently have sufficient funds to undertake any program of exploration on this property and we may be unable to do so in the future. Please see “Risk Factors” for more information.

Escorpion Property, Chile

On January 10, 2005, through our wholly-owned subsidiary, Minera Geocom Resources-Chile Limitada, we acquired an option to earn a 55% interest on the Escorpión property in Chile from Minera Canela Limitada, a Chilean mining company. We were entitled to earn a 55% undivided interest in the Escorpión property by making staged exploration expenditures on the property over a four year period. To earn our 55% undivided interest, were required to spend an aggregate of US $1,700,001 over four years on exploration of the property. Pursuant to the terms of the agreement, we were required to spend $150,001 in exploration on the property on or by December 31, 2005. We met this requirement and were required to spend a further $250,000 on exploration of the property on or before the second anniversary of signing the agreement, a further $500,000 on exploration of the property on or before the third anniversary of signing the agreement and a further $800,000 on exploration of the property on or before the third anniversary of signing the agreement. If we exercised our option and acquired a 55% interest in Escorpión, we would then have the option to acquire an additional 5% interest in the Escorpión property at any time thereafter by making an additional cash payment of $162,500 or by issuing that number of our common shares equal to $162,500 to Minera Canela. Subsequent drilling in 2005 did not produce satisfactory results and, on March 23, 2007, we terminated the option and returned the property to the owners. No further work was done. In total, and as of June 30, 2008, we had spent $236,678 on mineral exploration at the Escorpión.

Cucaracha, Chile

On February 26, 2004, we announced the acquisition of the Cucaracha property located in northern Chile. We staked six claims covering 680 hectares. We hold a 100% interest in these six claims. These are exploitation claims. In May 2006 we reduced the number of claims to four. The claims were staked on a skarn copper occurrence, but control of the area is in the hands of other claimants in the vicinity. We are holding these claims because other major mining companies have evinced interest in the area, and we may be able to make a deal with them if they decide to consolidate the district for exploration purposes. The cost to hold these claims is $4,200 per year, which is an increase in rental fees as per the Chilean mining law.

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

For information on our plans for this property over the next 12 months, please see the section of this annual report on Form 10-KSB entitled “Plan of Operations”, beginning at page .

As of June 30, 2008, we have spent a total of $3,000 on exploration of the Cucaracha property.

Santa Rosa and Marcelita, Chile

The Santa Rosa and Marcelita properties comprise a total of 2,433 hectares located in the Zapallar mining district, 40 kilometers southeast of Copiapo, Tierra Amarilla County, Region 3, Chile. Previously held by LAC Minerals Ltd. in the late 1980s, the property recently became open to staking. We control 100% of the property. These are exploitation claims and we are current in payment of any rentals due to the Province of Copiapo. In order to keep the claims in good standing we must pay a total of approximately $12,000 per year. This property remains in good standing.

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

We have not undertaken any significant exploration activity at the Santa Rosa and Marcelita properties. Currently we do not have funds necessary undertake any exploration activity in respect of these properties. Please see “Risk Factors” for more information.

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

  pay to Mitchell as a finder’s fee the sum of $25,000 per instance upon filing any claims or anomalies or occurrences generated from the database. Finder’s fees shall be capped at $50,000 per exploration season (no fees are currently owed);

  pay to Mitchell, 5% of the exploration costs expended on any such claim filed. This will be paid annually and be capped at US $500,000 per claim block (no fees are currently owed, as the partners have yet to calculate expenditures on individual projects);

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

By August of 2005, we were able to identify several areas in Region 10 for follow-up sampling based on significant clusters of high gold and copper values found in stream sediment samples, pan concentrates, and rock chip samples. We identified a watershed for further exploration because of the high percentage of angular gold noted in the samples, suggesting a gold source not far from the sample locations. The results of Phase 1 validated the use of this database for identifying mineralized terrain and provide an economic means for selecting potentially mineralized areas for exploration.

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

We have performed geological mapping and rock sampling of the areas of interest to us. In addition on November 29, 2006 we acquired by staking six separate blocks of claims totaling 91,700 hectares (226,591 acres or 354.1 square miles).These are exploration claims located in the Province of Los Lagos (Region 10). There are no roads to the claims and access is by foot, horse, or helicopter. The annual holding costs to maintain the claims in good standing are approximately $40,800. We are current with this property obligation. We deployed four technical teams to the area in January, 2007 with a helicopter-support program designed to evaluate the metal anomalies validated by our prior sampling programs in the area. We collected over 600 stream sediment, pan concentrate, and rock chip samples and found that these samples contained gold, copper, and other metals of potential interest.

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

The sampling at Cerro Mera has returned high grade gold values associated with quartz veins hosted by a series of easterly trending structures. The first group of samples contains anomalous gold, silver, lead, zinc, and copper.

Work conducted in January through March of 2008 consisted of additional geologic mapping and sampling to define mineralized structures, determine the volcanic and sedimentary stratigraphy, and to evaluate whether the project merits drilling.

At Cerro Vaca our sampling of the quartz veins has returned up to 5.65g/t gold over narrow widths. These southeast trending fractures can be traced over tens of meters across the ridges.

Work conducted in January through March 2008 resulted in delineation of a gold-bearing vein system that has been mapped over a strike length of three kilometers. The vein system has been traced down dip over a distance of 400 vertical meters. Rock-chip and chip-channel samples indicate consistent gold mineralization. The median gold value of the 209 samples taken is 0.60 g/t.

Correlation analysis indicates that the gold has a strong association with silver, cadmium, copper, lead, and zinc, and a moderate association with antimony and thallium, and to a lesser extent with arsenic.

The teams have completed their field evaluations and we are currently analyzing all the data collected. We have spent $1,157,337 to June 30, 2008 on this project.

Currently we do not have the funds necessary to continue with our work program. If we raise additional financing we intend to continue our work on this project but we may be unable to do so. Please see “Risk Factors” for more information.

Kinross

On March 16, 2006, we entered into a binding letter agreement with Kinross Gold Corporation (NYSE:KGC, TSX:K) to establish a formal exploration venture in respect of Region 10 in southern Chile with an option to participate in subsequent acquisitions of mining rights acquired in Region 10.

The venture intends to jointly explore and acquire gold and other mineral targets developed by the mineral exploration program. Properties acquired by the venture will be managed via individual joint venture structures on a 50-50 basis. Kinross has the right to acquire a majority interest by making additional expenditures on individual properties and by exercising warrants granted to Kinross by us. An accelerated evaluation program is underway, and we are adding additional teams of geologists to the program to expedite the ongoing exploration.

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

As at September 1, 2007, Kinross’ has funded its $551,014 share of the initial exploration budgets, which totalled $1,102,028. As at June 30, 2008, the unspent portion of $434,826 has been presented in our financial statements for the year ended June 30, 2008, as an exploration advance receivable.

Currently we lack sufficient funds to continue with this project. If we are able to raise additional financing we intend to continue our operations but we may be unable to do so. Please see “Risk Factors” for more information.

Compliance with government regulation

The mineral rights are governed by the Province of Los Lagos (Region 10) and permits for exploration and development activities are to be approved through this provincial agency. We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of Los Lagos.

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

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are quoted for trading on the over-the-counter market operated by the Pink Sheets LLC under the symbol GOCM. Until late October 2008 our shares were also listed for quotation on the OTC Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA). When we failed to timely file our annual report on Form 10-KSB for fiscal 2008, the OTC Bulletin Board delisted our company.

Our CUSIP number is 37249H 10 5.

The following table sets forth the average high and the low bid quotations quarterly for our shares of common stock during the fiscal years ended June 30, 2007 and June 30, 2008, as well as the three month period ended September 30, 2008. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. All of these prices were the prices reported on http://finance.yahoo.com/.

Period	High	Low	Close
1st Quarter July 1, 2008- September 30, 2008	$0.14	$0.07	$0.08
4th Quarter April 1, 2008 – June 30, 2008	$0.16	$0.10	$0.15
3rd Quarter January 1, 2008–March 31, 2008	$0.21	$0.14	$0.16
2nd Quarter October 1, 2007 – December 31, 2007	$0.25	$0.18	$0.17
1st Quarter July 1, 2007 – September 30, 2007	$0.30	$0.17	$0.21
4th Quarter April 1, 2007-June 30, 2007	$0.35	$0.31	$0.33
3rd Quarter January 1, 2007-March 31, 2007	$0.29	$0.26	$0.28
2nd Quarter October 1, 2006-December 31, 2006	$0.29	$0.26	$0.28
1st Quarter July 1, 2006-September 30, 2006	$0.28	$0.25	$0.27

On December 1, 2008, the closing bid price for our common stock was $0.03, as reported on Yahoo! Finance.

Transfer Agent

Our common shares are issued in registered form. The Nevada Agency and Trust Company., 50 West Liberty Street, Reno, Nevada (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and transfer agent for our common shares.

Holders of Common Stock

As of December 1, 2008, there were 96 holders of record of our common stock. As of such date, 28,962,788 common shares were issued and outstanding.

Dividends

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Securities authorized for issuance under equity compensation plans

We have no long-term incentive plans, other than the 2003 Stock Option Plan described on page 36.

Unregistered Sales of Equity Securities

None.

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

Plan of Operations - Next 12 Months

We have reduced our exploration activities in Alaska, Argentina and Chile because we lack funds to continue our efforts at this time. Our personnel are presently in standby mode, awaiting clarification of the world financial markets and commodity market stabilization. We do not anticipate any new exploration or evaluation of new properties until such time as markets provide a clear direction. Due to current economic circumstances we intend to make only those expenditures which are necessary to continue with those projects we consider viable. However, we may have insufficient funds to do so. We anticipate we will require $170,000 for the 12 months ending November 30, 2009 to fund our obligations in respect of our various properties and for our ongoing operational expenses. The following discussion focuses on each property, our goals regarding that property for the next 12 months and how we intend to accomplish our goals.

Estimated Operating Expenses For the Next 12 Month Period
Exploration Costs	$
La Carolina	0
Iliamna	30,000

Estimated Operating Expenses For the Next 12 Month Period
Santa Rosa & Marcelita	12,000
Cucaracha	4,200
Chile Recon	20,400
Employee and Consultant Compensation	0
Professional Fees	83,400
General and Administrative Expenses	20,000

Total	$170,000

La Carolina project

We do not plan to conduct any exploration work at the La Carolina project in the next 12 months while Latin American and its partner, which has the right to earn an interest in Latin American’s interest in the project, conduct an exploration program and satisfies their internal earn-in requirements. We are carried until the incoming partner has earned its interest in Latin American’s interest. See “Description of Property”.

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

Chile Recon Project

We have projected a budget of US $40,800 of which our portion will be US$20,400 for maintenance of the claims.

We intend to finance our activities via brokered or non-brokered private placements during the next 12 months. The amount and conditions precedent to such fund raising are presently under consideration. We do not currently have debt or equity offerings in place and there can be no assurance that we will be able to raise the funds required on terms acceptable to us, if at all.

Financial Condition, Liquidity and Capital Resources as at June 30, 2008

Our principal capital resources have been through issuance of common stock, shareholder loans and borrowing.

At June 30, 2007, we had working capital deficiency of $237,088 compared to a working capital deficiency of $537,417 at June 30, 2008.

At June 30, 2008, our total assets were $192,216, which consisted primarily of cash assets of $111,550, other assets of $68,496 and capitalized mineral property acquisition costs of $Nil.

At June 30, 2008, our total current liabilities increased to $717,913 from $386,484 at June 30, 2007. This increase was due to an increase in accounts payable, promissory notes payable and convertible note payable.

We posted losses of $614,806 for the period ended June 30, 2008 and $5,960,686 since inception to June 30, 2008. The principal components of the losses for the period ended June 30, 2008 were administrative expenses of $352,819 and exploration expenses of $230,487. By comparison, as of the period ended June 30, 2007 we had incurred administrative expenditures of $425,700. For the year sending June 30, 2008, four directors each receive $500 per month and one director receives $7,500 per month for services performed on behalf of the Company. The decrease in administrative expenses was due to the reduction in exploration activities and the reduction in management fees paid to directors and management.

Operating expenses for the period ended June 30, 2008 were $583,306, compared to the period ended June 30, 2007, which were $818,980. The decrease in operating expenses was due to the reduction in management fees paid to directors and management.

At June 30, 2008, we had cash on hand of $111,550.

Going Concern

We have historically incurred losses, and through June 30, 2008 have incurred losses of $5,960,686 since inception. We will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings and/or bank financing, although we not currently have any arrangements in place to effect any such financing and there can be no assurance that we will be able to raise the funds required. The present global financial crisis and commodity market turbulence could seriously impact our ability to raise sufficient funds to continue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended June 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contained additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Such adjustments may be material.

Recently Issued Accounting Standards

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R provides new guidance on accounting for business combinations which includes the fundamental principle of recording the acquired business at fair value. In addition, this statement requires extensive disclosures about the acquisition’s quantitative and qualitative effects including validation of the fair value of goodwill. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (July 1, 2009 for the Company). Earlier application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This statement is applicable to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements and is effective for fiscal years beginning on or after December 15, 2008 (July 1, 2009 for the Company).

In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS No. 157-2”). FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008 (July 1, 2009 for the Company), and interim periods within those fiscal years. The Company does not expect the adoption of FSP SFAS No. 157-2 will have a material impact on its consolidated financial statements.

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

ITEM 7: FINANCIAL STATEMENTS

GEOCOM RESOURCES INC.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

And For the Period from June 19, 2000 (Inception) Through June 30, 2008

U.S. FUNDS

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

(signed) PricewaterhouseCoopers LLP

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

(signed) PricewaterhouseCoopers LLP

Chartered Accountants
Vancouver, British Columbia
November 8, 2007

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Geocom Resouces Inc.
Bellingham, Washington

We have audited the accompanying consolidated balance sheet of Geocom Resources Inc., an exploration stage company (“the Company”) as of June 30, 2008, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for the year then ended and for the period from June 19, 2000 (Date of Inception) through June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Geocom Resources Inc. as of June 30, 2007 were audited by other auditors whose report dated November 8, 2007 included an explanatory comment explaining that their report was issued in accordance with Canadian reporting standards which do not permit reference to events and conditions that raised substantial doubt about the Company’s ability to continue as a going concern in the auditor’s report when these are adequately disclosed in the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Geocom Resources Inc. as of June 30, 2008, and the results of its operations and its cash flows for the period then ended and from June 19, 2000 (Date of Inception) through June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, negative working capital, and its need for additional financing in order to fund its operations in 2009 raise substantial doubt about its ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan
November 29, 2008

Geocom Resources Inc.	Statement 1
(An Exploration Stage Company)
Consolidated Balance Sheets
U.S. Funds

	June 30	June 30
ASSETS	2008	2007
Current
Cash and cash equivalents	$111,550	$98,496
Exploration advances receivable (note 4)	24,729	-
Marketable securities (note 5)	26,478	19,748
Prepaid expenses and advances	17,739	31,152
	180,496	149,396

Mineral Property Acquisition Costs (note 4)	-	31,500
Equipment (note 10)	11,720	13,666
	$192,216	$194,562

LIABILITIES
Current
Accounts payable and accrued liabilities	$254,375	$182,976
Accounts payable - related parties (note 11)	310,041	203,508
Promissory notes payable – related parties (note 11)	49,168	-
Convertible note payable (note 12)	104,329	-
	717,913	386,484

SHAREHOLDERS’ DEFICIENCY
Capital Stock - Statement 2
Common stock (note 6)
Authorized: 100,000,000 with $0.00001 par value
Issued and outstanding: 28,962,788 (27,192,788)	290	272
Additional paid-in capital	5,470,206	5,145,028
Deficit Accumulated During the Exploration Stage	(5,960,686)	(5,345,880)
Accumulated Other Comprehensive Income (Loss)	(35,507)	8,658
	(525,697)	(191,922)
	$192,216	$194,562

Going Concern (note 2)
Subsequent Events (note 15)

- See Accompanying Notes -

Geocom Resources Inc.	Statement 2
(An Exploration Stage Company)
Consolidated Statements of Operations
U.S. Funds

			Inception
	For the Year Ended		through
	June 30		June 30
	2008	2007	2008
Operating Expenses
Mineral exploration expenditures	$230,487	$393,280	$3,299,301
Oil and gas activities	-	-	42,060
Other general and administrative	352,819	425,700	2,454,210
Loss from Operations	(583,306)	(818,980)	(5,795,571)
Write-down of marketable securities	-	-	(3,375)
Write-down of mineral properties	(31,500)	-	(31,500)
Interest expense	-	-	(130,240)
Loss for the Period	(614,806)	(818,980)	(5,960,686)

Other Comprehensive Income (Loss)
Foreign currency translation	(1,455)	1,550	-
Unrealized gains on marketable securities	(42,710)	7,203	(35,507)
Comprehensive Loss for the Period	$(658,971)	$(810,227)	$(5,996,193)

Loss Per Share
Basic and Diluted	$(0.02)	$(0.03)

Weighted-Average Shares Outstanding:
Basic and Diluted	28,120,274	25,465,358

- See Accompanying Notes -

Geocom Resources Inc.	Statement 3
(An Exploration Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficiency)
U.S. Funds

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
	Shares	Par Value	Paid-in	Exploration	Comprehensive
			Capital	Stage	Income	Total

Opening Balance	-	$-	$-	$-	$-	$-
Shares issued for cash	10,000,000	100	2,400	-	-	2,500
Shares issued for cash	10,000,000	100	274,900	-	-	275,000
Loss for the year	-	-	-	(376,148)	-	(376,148)
Balance June 30, 2001	20,000,000	200	277,300	(376,148)	-	(98,648)
Shares issued for cash	8,000,000	80	199,920	-	-	200,000
Loss for the year	-	-	-	(125,429)	-	(125,429)
Balance June 30, 2002	28,000,000	280	477,220	(501,577)	-	(24,077)
Shares returned to treasury	(11,500,000)	(115)	115	-	-	-
Conversion of convertible notes	-	-	55,556	-	-	55,556
Loss for the year	-	-	-	(168,528)	-	(168,528)
Balance June 30, 2003	16,500,000	165	532,891	(670,105)	-	(137,049)
Shares issued for cash	365,854	4	749,996	-	-	750,000
Shares issued with debt
conversion	493,678	5	513,420	-	-	513,425
Stock-based compensation	-	-	62,676	-	-	62,676
Loss for the year	-	-	-	(1,082,369)	-	(1,082,369)
Balance June 30, 2004	17,359,532	174	1,858,983	(1,752,474)	-	106,683
Shares issued for cash	3,583,143	35	1,490,020	-	-	1,490,055
Stock-based compensation	-	-	182,746	-	-	182,746
Foreign currency translation	-	-	-	-	1,078	1,078
Loss for the year	-	-	-	(1,582,546)	-	(1,582,546)
Balance June 30, 2005	20,942,675	209	3,531,749	(3,335,020)	1,078	198,016
Shares issued for cash	1,164,643	12	237,541	-	-	237,553
Shares issued for property	150,000	2	31,498		-	31,500
Stock-based compensation	-	-	454,835	-	-	454,835
Foreign currency translation	-	-	-	-	(1,173)	(1,173)
Loss for the year	-	-	-	(1,191,880)	-	(1,191,880)
Balance June 30, 2006	22,257,318	223	4,255,623	(4,526,900)	(95)	(271,149)
Shares issued for cash	4,880,176	48	829,582	-	-	829,630
Shares issued for finders’ fees	55,294	1	9,399	-	-	9,400
Share issuance costs	-	-	(58,727)	-	-	(58,727)
Stock-based compensation	-	-	109,151	-	-	109,151
Foreign currency translation	-	-	-	-	1,550	1,550
Unrealized gains on marketable
securities	-	-	-	-	7,203	7,203
Loss for the year	-	-	-	(818,980)	-	(818,980)
Balance June 30, 2007 – Carried
Forward	27,192,788	$272	$5,145,028	$(5,345,880)	$8,658	$(191,922)

- See Accompanying Notes -

Geocom Resources Inc.	Statement 3 – cont’d
(An Exploration Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficiency)
U.S. Funds

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
	Shares	Par Value	Paid-in	Exploration	Comprehensive
			Capital	Stage	Income	Total

Balance Brought Forward
- June 30, 2007	27,192,788	$272	$5,145,028	$(5,345,880)	$8,658	$(191,922)
Shares issued for cash	1,770,000	18	354,982	-	-	355,000
Stock-based compensation	-	-	33,196	-	-	33,196
Damages on private placement	-	-	(63,000)	-	-	(63,000)
Foreign currency translation	-	-	-	-	(1,455)	(1,455)
Unrealized gains on marketable
securities	-	-	-	-	(42,710)	(42,710)
Loss for the year	-	-	-	(614,806)	-	(614,806)

Balance June 30, 2008	28,962,788	$290	$5,470,206	$(5,960,686)	$(35,507)	$(525,697)

- See Accompanying Notes -

Geocom Resources Inc.	Statement 4
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
U.S. Funds

			Inception
	For the Year Ended		through
	June 30		June 30,

	2008	2007	2008
Cash Flows from Operating Activities
Loss for the period	$(614,806)	$(818,980)	$(5,960,686)
Adjustments to reconcile loss to cash
used in operating activities:
Amortization of discount on notes payable	-	-	55,556
Depreciation	2,916	4,361	13,705
Shares received for properties	(49,440)	(7,795)	(65,360)
Write-down of marketable securities	-	-	3,375
Write-down of mineral properties	31,500	-	31,500
Common shares issued for services	-	-	275,000
Common shares issued for interest expense	-	-	13,425
Stock-based compensation	33,196	109,151	842,603
Change in non-cash working capital:
Exploration advances receivable	(24,729)		(24,729)
Other current assets	13,413	14,723	(17,739)
Accounts payable and accrued liabilities	209,932	36,176	596,416
Exploration advances payable	-	(144,568)	-
	(430,018)	(806,932)	(4,268,934)
Cash Flows from Investing Activities
Purchase of property and equipment	(970)	(8,237)	(25,425)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	500,000
Proceeds from convertible notes payable	104,329	-	104,329
Proceeds from notes payable – related parties	49,168	-	302,954
Repayment of notes payable – related parties	-	-	(253,786)
Proceeds from advances – related parties	-	-	118,982
Repayment of advances – related parties	-	-	(118,982)
Issuance of common stock, net of share
issuance costs and accrued damages	292,000	780,303	3,752,412
	445,497	780,303	4,405,909
Effects of exchange rates on cash	(1,455)	1,550	-

Net Change in Cash and Cash Equivalents	13,054	(33,316)	111,550
Cash – Beginning of period	98,496	131,812	-
Cash – End of period	$111,550	$98,496	$111,550

Supplemental Cash Flow Information
Interest paid	$-	$-	$61,259
Income taxes paid	$-	$-	$-

Summary of Non-Cash Investing
and Financing Transactions
Shares issued for mineral properties	$-	$-	$31,500
Shares received for mineral properties	$49,440	$7,795	$65,360
Shares issued for finders’ fees – equity financings	$-	$9,400	$9,400
Shares issued on conversion of notes payable	$-	$-	$500,000

- See Accompanying Notes -

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008 and 2007
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

Loss Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In years in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted loss per share are the same

Cash and Cash Equivalents

Cash includes cash on account, demand deposits, and short-term instruments with maturities of three months or less.

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008 and 2007
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

Impairment losses are recorded on fixed assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. There were no impairment losses in 2008 or 2007.

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
June 30, 2008 and 2007
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

2. Going Concern

Geocom's interim consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates that the Company will continue in operation for the foreseeable future and will realize its assets and liquidate its liabilities in the normal course of business. However, Geocom has no current source of revenue, recurring losses, a working capital deficit of $537,417, a shareholders’ deficiency of $525,697 and a deficit accumulated during the exploration stage of $5,960,686 as of June 30, 2008. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Geocom's management plans on raising cash from public or private debt or equity financing, on an as-needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Geocom's ability to continue as a going concern is dependent on these additional cash financings, the continued financial support of related parties (note 11), and, ultimately, upon achieving profitable operations through the development of mineral interests. The successful outcome of future activities cannot be determined at this time. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008 and 2007
U.S. Funds

3. Recent Adopted Accounting Pronouncements – Continued

     Recently Enacted Accounting Pronouncements, but not effective at June 30, 2008

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R provides new guidance on accounting for business combinations which includes the fundamental principle of recording the acquired business at fair value. In addition, this statement requires extensive disclosures about the acquisition’s quantitative and qualitative effects including validation of the fair value of goodwill. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (July 1, 2009 for the Company). Earlier application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This statement is applicable to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements and is effective for fiscal years beginning on or after December 15, 2008 (July 1, 2009 for the Company).

In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS No. 157-2”). FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008 (July 1, 2009 for the Company), and interim periods within those fiscal years. The Company does not expect the adoption of FSP SFAS No. 157-2 will have a material impact on its consolidated financial statements.

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008 and 2007
U.S. Funds

4. Exploration Properties

Geocom entered into an option agreement dated November 29, 2005 with Latin American Minerals Inc. (“Latin American”) in respect to the company’s La Carolina project, located in Argentina. TNR Gold Corp. (“TNR) is also a party to the agreement as is its wholly owned subsidiary, Compania Minera Solitario Argentina S.A. (“Solitario”) which currently holds title to the property. The Company’s chief financial officer is a director of TNR. The option agreement requires Latin American to pay a total of $125,000 and issue a total of 125,000 shares to Geocom and TNR, as to equal parts, over a period of four years. The Company has received $87,500 and 162,500 shares to June 30, 2008 in full and final settlement of the amounts owing under the option agreement. Pursuant to the option agreement, Latin American has earned their 75% interest in the property by making these payments and incurring $1,000,000 in exploration expenditures on the property.

Geocom acquired its option to earn a 75% working interest in the La Carolina property from TNR in 2003. To vest its interest in the property, the Company was required to make a total of $2,000,000 in exploration expenditures as well as issue shares to TNR. Geocom spent a total of $616,676 on the property. To facilitate the option agreement with Latin American, TNR and Geocom mutually agreed to renegotiate the terms of the La Carolina option agreement such that: Geocom has fully vested its interest in the project; Geocom reduced its vested interest from the originally contemplated 75% to 50%, effective November 29, 2005; Geocom issued 150,000 shares to Solitario; and TNR agrees that such issuance is compensation to TNR and Solitario for its agreement. In addition, the Company and TNR agree to manage the project via management committee and acceptable budgets, subject to the option agreement held by Latin American. The value of the 150,000 shares issued to TNR ($31,500) had been capitalized as an acquisition cost in these financial statements. At June 30, 2008, we determined that the value of our interest had been impaired and we wrote the value of this interest down to $-0-.

On January 24, 2005, MGRC signed an option agreement to earn a 55% interest on the Escorpion gold property from Minera Canela S.A. The property is situated in the fourth region Province of Choapa in Chile. To earn its 55% interest, Geocom must spend, at its option, $1,700,001 over four years on exploration and development and with a firm commitment to spend $150,001 (completed - $236,678) in exploration on the property on or by December 31, 2005. Although 2005 drill results confirmed the presence of gold in multiple zones, the ore potential was judged insufficient, at that time, to merit additional expenditures. Subsequent results were not satisfactory and, on March 23, 2007, the company terminated the option and returned the property to the owners.

The Company has signed an exploration venture with option to participate agreement with Kinross Gold Corporation (“Kinross”) whereby Geocom and Kinross will jointly explore certain areas in Chile, with any properties acquired being shared on an equal basis. Kinross will have the option, subject to certain conditions, to earn an additional 20% interest in each project. As at June 30, 2007, Kinross had fully funded $551,014, representing its full share of the initial exploration budgets. As at June 30, 2008, Kinross’ had funded all but $24,729 of its share of the recent exploration budgets, which is reflected as exploration expenditures receivable in these financial statements.

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008 and 2007
U.S. Funds

4. Exploration Properties - continued

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

5. Marketable Securities

The Company holds 112,500 shares of Latin American Minerals Inc. (Note 4), the fair value of which is $26,478 as at June 30, 2008 (June 30, 2007 - $19,748). In accordance with FAS 115, the Company has classified these securities as Available For Sale and records unrealized gains and losses as other comprehensive income.

6. Notes Payable

Principal amounts due under notes payable, including notes payable to related parties and a convertible note payable, as of June 30, 2008 totaled $145,000. Accrued interest due under these notes payable totaled $8,497. As all notes payable are due upon demand, the principal amounts and the accrued interest amounts have been classified as current liabilities at June 30, 2008. See Notes 12 and 13.

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008 and 2007
U.S. Funds

7. Capital Stock

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

Details of the issued and outstanding capital stock as at June 30, 2008 are as follows:

			Additional Paid
	Shares	Par Value	in Capital
Balance – beginning of period	27,192,788	$272	$5,145,028
Issued and fully paid:
Private placement (i)	500,000	5	99,995
Private placement (i)	1,250,000	13	249,987
Exercise of warrants	20,000	-	5,000
Stock-based compensation (Note 8)	-	-	33,196
Balance – end of period	28,962,788	$290	$5,533,206

(i)                      During the year, the Company raised gross proceeds of $350,000 by way of two private placements consisting of 1,750,000 units at a price of $0.20 per unit. Each unit consists of one common share of the Company and one share purchase warrant with each warrant entitling the holder to purchase an additional common share of the Company for a period of one year at a price of $0.25. The Company has agreed to seek a listing on the TSX-V and to file a registration statement, by February 15, 2007, for these shares in the United States. The Company will use its best efforts to cause the registration statement to be declared effective within 145 days of obtaining the TSX-V listing. In the event that either deadline is delayed, the Company will pay the Investors liquidated damages of 1.5% of each Investor's proceeds for each 30 days of delay until one year from Closing. The Company has accrued $63,000 for damages for the current year and this represents the maximum penalty the Company is liable. Upon completion of a TSX-V listing the Company will seek to re-price the warrants to $0.20.

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008 and 2007
U.S. Funds

8. Stock Options

Geocom has adopted a stock option plan under which 1,700,000 shares of the Company’s common stock have been reserved for issuance. The plan provides for vesting provisions of 20% on the date of grant, and 20% every six months thereafter. The maximum term of any grant is 10 years.

Option activity for the years ended June 30 is as follows:

	2008		2007
		Weighted-		Weighted-
		average		average
	Options	exercise price	Options	exercise price
Balance – beginning of year	1,230,000	$0.26	1,445,000	$0.25
Granted	-	-	165,000	$0.35
Exercised	-	-	-	-
Expired	(775,000)	$0.25	(380,000)	$0.25
Balance – end of year
	455,000	$0.29	1,230,000	$0.26

Exercisable at end of year	414,000	$0.28	1,007,000	$0.26

Information about options outstanding at June 30, 2008 is as follows:

		Weighted-
		average
		remaining
Exercise Price	Options	life in years	Exercisable	Expiry
$ 0.25	165,000	0.58	165,000	January 27, 2009
$ 0.25	125,000	0.72	125,000	March 20, 2009
$ 0.35	125,000	1.34	100,000	November 1, 2009
$ 0.35	40,000	1.51	24,000	January 2, 2010
	455,000	0.91	414,000

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008 and 2007
U.S. Funds

9. Stock Based Compensation

For the years ended June 30, the Company issued stock options to its directors, officers and employees and estimated the related stock-based compensation as follows:

	2008	2007
Total options granted	-	165,000
Average exercise price	$-	$0.35
Estimated fair value of compensation	$-	$31,555
Estimated fair value per option	$-	$0.19

The fair value of the stock-based compensation to be recognized in the accounts has been estimated using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

	2008	2007
Risk-free interest rate	-	4.55%
Expected dividend yield	-	0.00%
Expected stock price volatility	-	106%
Expected option life in years	-	3.00

The company has recorded stock-based compensation for the options that vested during the period as follows:

	2008	2007
Number of options vested in period	182,000	329,000
Stock-based compensation expense	$33,196	$109,151

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

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008 and 2007
U.S. Funds

10. Stock Warrants

Warrant activity for the years ended June 30 is as follows:

	2008		2007
		Weighted-		Weighted-
		average		average
	Warrants	exercise price	Warrants	exercise price
Balance – beginning of year	4,955,470	$0.50	2,797,500	$0.25
Granted	2,111,524	$0.30	4,935,470	$0.50
Exercised	(20,000)	$0.25	-	-
Expired		-	(2,777,500)	$0.25

Balance – end of year	7,046,994	$0.44	4,955,470	$0.50

Exercisable at end of year	7,046,994	$0.44	4,955,470	$0.50

At June 30, 2008, the Company had share purchase warrants outstanding to purchase common shares as follows:

Shares	Exercise Price	Expiry Date
2,483,176	$ 0.50	August 23, 2008
416,818	$ 0.50	August 23, 2008
2,397,000	$ 0.50	January 8, 2009
500,000	$ 0.25	November 7, 2008
1,250,000	$ 0.25	November 10, 2008
7,046,994

11. Equipment

Geocom’s fixed assets consist of computer equipment, office furniture, and exploration equipment. The fixed assets are depreciated using the straight-line method with useful lives ranging from 3-5 years. Details are as follows:

			2008	2007
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
Furniture and fixtures	$692	$692	$-	$90
Computer equipment	6,325	6,325	-	-
Exploration equipment	18,763	7,043	11,720	13,576
	$25,780	$14,060	$11,720	$13,666

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008 and 2007
U.S. Funds

12. Related Party Transactions

Geocom has month to month service agreements with related parties. Currently, three directors each receive $500 per month and one director receives $7,500 per month for services performed on behalf of the Company. The Company has paid or accrued $111,000 and $130,500 for services provided by directors for the years ending June 30, 2008 and 2007, respectively.

On July 12, 2007, an officer and director, loaned the Company $20,000 under the terms of a promissory note. The note is unsecured, has an interest rate of 10%, and is payable on demand with no set maturity. On July 31, 2007 another director, loaned the Company $25,000 under the terms of a promissory note. The note is unsecured, has an interest rate of 10% per annum, and is payable on demand with no set maturity. Interest accrued on these loans to June 30, 2008 totals $4,168.

The Company holds a 12.5% equity interest on the La Carolina project with a company in which Geocom’s Chief Financial Officer is a shareholder and director (note 4).

The above transactions were conducted in the normal course of operations and were measured at the exchange amount, which is the amount of consideration agreed upon between the Company and the related parties.

See Note 6.

13. Convertible Note Payable

During the period, the Company signed a convertible promissory note with a face value of $100,000. The note is unsecured, bears interest at 10% per annum, is due on demand, and provides the lender with the option to convert all or part of the principal and accrued interest into shares of the Company at a conversion price of $0.15. Interest accrued on this loan to June 30, 2008 totals $4,329. See Note 6.

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008 and 2007
U.S. Funds

14 Income Taxes

The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented because it has experienced operation losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carry-forwards, because of uncertainty regarding its realization.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at June 30 are as follows:

	2008	2007
Deferred tax asset attributable to:
Net operating losses carried forward	$1,680,000	$1,513,307
Valuation allowance	(1,680,000)	(1,513,307)
Total net deferred tax asset	$-	$-

Geocom follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” SFAS No. 109 requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $1,680,000 at June 30, 2008 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

At June 30, 2008 Geocom had net operating loss carry-forwards amounting to approximately $4.5 million and $1.1 million for U.S. and Chile tax purposes, respectively, that expire in various amounts beginning in 2020 in the U.S. and have no expiry date in Chile.

Geocom Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008 and 2007
U.S. Funds

15. Segmented Information

The Company's only business activity is the exploration for and development of mineral reserves. This activity is carried out primarily in the United States and Chile. The breakdown by geographic region is as follows:

30 June 2008	Chile	United States	Consolidated
Segment revenue	$-	$-	$-
Segment operating loss	$308,645	$306,161	$614,806
Capital expenditures	$970	$-	$970
Identifiable assets	$132,175	$60,041	$192,216

30 June 2007	Canada	United States	Consolidated
Segment revenue	$-	$-	$-
Segment operating loss	$318,439	$500,541	$818,980
Capital expenditures	$8,237	$-	$8,237
Identifiable assets	$164,218	$30,344	$194,562

16. Commitments

Leases -

On November 23, 2005 the Company entered into an annual lease agreement to rent office space in Bellingham, Washington. The initial term was for one year, and was renewed in 2006. On October 31, 2007 the Company renewed the lease via amendment to extend the office lease until October 31, 2008.

All lease terms remain the same as the original lease, with the exception of increased monthly rent, which was increased to $656. This lease extension has expired and the Company is in the process of extending its lease.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We engaged Maddox Ungar Silberstein, PLLC on November 13, 2008 as our principal accountant to audit our financial statements after PricewaterhouseCoopers, LLP resigned on November 12, 2008. We engaged PricewaterhouseCoopers, LLP on September 12, 2006 as our principal accountant to audit our financial statements after the clients of our then independent auditors, Staley, Okada and Partners were acquired by PricewaterhouseCoopers, LLP.

PricewaterhouseCoopers, LLP’s report dated November 8, 2007, on our consolidated balance sheet as of June 30, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that PricewaterhouseCoopers, LLP expressed in their reports substantial doubt about our ability to continue as a going concern.

In connection with the audit of our financial statements, and in the subsequent interim period, there were no disagreements with PricewaterhouseCoopers, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of PricewaterhouseCoopers, LLP would have caused PricewaterhouseCoopers, LLP to make reference to the matter in their report. PricewaterhouseCoopers, LLP furnished us with a letter addressed to the Commission stating that they agree with the above statements. A copy of that letter, dated November 19, 2008 is filed as Exhibit 16 to our Form 8-K filed on November 28, 2008. The decision to change accountants was approved by our Board of Directors.

ITEM 8A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-KSB. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on its evaluation, our management concluded that as of the end of the period covered by this Annual Report on Form 10-KSB, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting.

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of June 30, 2008 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded that there are weaknesses in our internal controls over financial reporting. As is indicative of many small companies, the lack of segregation of duties and effective risk assessment were identified as areas where weaknesses existed. Our company is taking steps to augment and improve the design of our internal controls over financial reporting.

The weaknesses identified included inadequate security, inadequate restricted access to systems and insufficient disaster recovery plans. Management has also identified material weaknesses in our internal control processes over procurement and disbursements, primarily related to lack of segregation of duties.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this Annual Report on Form 10-KSB.

During the period covered by this annual report on Form 10-KSB, we have not been able to remediate the minor weaknesses identified above. We plan to implement changes in internal control over financial reporting during our fiscal year ending June 30, 2009 in order to mitigate existing weaknesses.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended June 30, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Certificates

Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this Annual Report on Form 10-KSB.

PART III

ITEM 8B: OTHER INFORMATION

Effective December 31, 2007, Mr. Clyde Harrison resigned as a director of our company. In his resignation, Mr. Harrison explained that he was unable to continue to devote any time to our business due to his need to devote his full time and attention to another business matter.

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
John Hiner	President, CEO and Director	59	April 4, 2003
Paul Chung	CFO, Secretary, Treasurer and Director	51	May 20, 2003
Andrew Stewart	Director	35	June 19, 2000
Talal Yassin	Director	34	June 19, 2000

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

Related Party Transactions

We have month to month service agreements with related parties. Currently, three directors each receive $500 per month and one director receives $7,500 per month for services performed on our behalf. We have paid or accrued

$111,000 and $130,500 for services provided by these directors for the years ending June 30, 2008 and 2007, respectively.

On July 12, 2007, an officer and director, loaned the Company $20,000 under the terms of a promissory note. The note is unsecured, has an interest rate of 10%, and is payable on demand with no set maturity. On July 31, 2007 another director loaned our company $25,000 under the terms of a promissory note. The note is unsecured, has an interest rate of 10% per annum, and is payable on demand with no set maturity. Interest accrued on these loans to June 30, 2008 totals $4,168.

Our company holds a 12.5% equity interest in the La Carolina project. One of our partners in this project is a company in which our Chief Financial Officer is a shareholder and director.

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

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date.

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

Compliance with Section 16(a) of the Exchange Act

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended June 30, 2008, who we will collectively refer to as our named executive officers, of our company for the years ended June 30, 2008 and 2007, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation does not exceed $100,000 for the respective fiscal year: The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended June 30, 2008.

The particulars of compensation paid to the following persons:

  our principal executive officers;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2008; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended June 30, 2008 and 2007, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
John Hiner	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President & CEO	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Paul Chung	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CFO, Secretary and Treasurer	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended June 30, 2008, we did not pay any compensation or grant any stock options to our directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
John Hiner	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Paul Chung	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Andrew Stewart	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Talal Yassin	Nil	Nil	Nil	Nil	Nil	Nil	Nil

During the fiscal year ended June 30, 2008, there were no standard or other arrangements pursuant to which any of our directors were compensated for services provided in their capacity as directors.

We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue additional stock options to such persons in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Employment Contracts

Other than as described below, we are not party to any employment contracts with our directors and officers.

We have month to month service agreements with related parties. Currently, three directors each receive $500 per month and one director receives $7,500 per month for services performed on our behalf. We have paid or accrued $111,000 and $130,500 for services provided by these directors for the years ending June 30, 2008 and 2007, respectively.

On July 12, 2007, an officer and director, loaned the Company $20,000 under the terms of a promissory note. The note is unsecured, has an interest rate of 10%, and is payable on demand with no set maturity. On July 31, 2007 another director loaned our company $25,000 under the terms of a promissory note. The note is unsecured, has an interest rate of 10% per annum, and is payable on demand with no set maturity. Interest accrued on these loans to June 30, 2008 totals $4,168.

Our company holds a 12.5% equity interest in the La Carolina project. One of our partners in this project is a company in which our Chief Financial Officer is a shareholder and director.

The above transactions were conducted in the normal course of operations and were measured at the exchange amount, which is the amount of consideration agreed upon between the Company and the related parties.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes certain information regarding our equity compensation plan as at June 30, 2008:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	414,000	455,000	$0.91
Total	414,000	455,000	$0.91

Stock Option Plan

On November 20, 2003 we established a stock option plan (the “Plan”) pursuant to which 1,700,000 common shares were reserved for issuance. The purpose of the Plan is to enhance the long-term stockholder value of our company by offering opportunities to our directors, officers, employees and eligible consultants and any entity that directly or indirectly is in control of or is controlled by our company (a “Related Company”) to acquire and maintain stock ownership in the Company in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service or a Related Company.

The Plan is administered by our Board of Directors or by a committee of two or more non-employee directors appointed by our Board of Directors (the "Plan Administrator"). Subject to the provisions of the Plan, the Plan Administrator has full and final authority to grant the awards of stock options and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto. Options granted under the Plan may be either "incentive stock options," which qualify for special tax treatment under the Internal Revenue Code of 1986, as amended, (the "Code"), nonqualified stock options or restricted shares.

All of our employees and members of our Board of Directors are eligible to be granted options. Individuals who have rendered or are expected to render advisory or consulting services to us are also eligible to receive options. The maximum number of shares of our Common Stock with respect to which options or rights may be granted under the Plan to any participant is 1,700,000 shares.

The exact terms of the option granted are contained in an option agreement between us and the person to whom such option is granted. Eligible employees are not required to pay anything to receive options. The exercise price for incentive stock options must be no less than the fair market value of the Common Stock on the date of grant. The exercise price for nonqualified stock options is determined by the Plan Administrator in its sole and complete discretion. An option holder may exercise options from time to time, subject to vesting. Options will vest immediately upon death or disability of a participant and upon certain change of control events.

The Plan Administrator may amend the Plan at any time and in any manner, subject to the following: (1) no recipient of any award may, without his or her consent, be deprived thereof or of any of his or her rights thereunder or with respect thereto as a result of such amendment or termination; and (2) any outstanding incentive stock option that is modified, extended, renewed, or otherwise altered must be treated in accordance with Section 424(h) of the Code.

All awards granted under the Plan expire 10 years from the date of grant, or such shorter period as is determined by the Plan Administrator. No option is exercisable by any person after such expiration. If an award expires, terminates or is cancelled, the shares of our Common Stock not purchased thereunder may again be available for issuance under the Plan.

We filed a registration statement on Form S-8 pursuant to the Securities Act of 1933 to register the shares of our Common Stock reserved for issuance under the Plan on December 17, 2003.

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

We granted 165,000 stock options during the 2007 fiscal year as follows:

No. of Stock Options	Grant Date	Exercise Price	Expiry Date
40,000	January 2, 2007	$0.35	January 2, 2010
125,000	November 1, 2006	$0.35	November 1, 2009

We granted no stock options during the fiscal year ended June 30, 2008.

Outstanding equity awards at fiscal year-end

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
John Hiner	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Paul Chung	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Andrew Stewart	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Talal Yassin	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

195,000 stock options were exercised during the last fiscal year (2007) for proceeds of $48,750.

Aggregated Options Exercised in the Year Ended June 30, 2008 and Year End Option Values

There were no stock options exercised during the year ended June 30, 2008.

Repricing of Options/SARS

No SAR’s have been granted by our company.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended June 30, 2008, we did not pay any compensation or grant any stock options to our directors.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following tables set forth, as of December 1, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Security ownership of certain beneficial owners.

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership[1]	(4) Percent of class [1]
Common Stock	Cede & Co.[2] PO Box 20 Bowling Green Station New York, NY 10004	13,212,872 Direct	45.62%

1 Based on 28,962,788 of common stock issued and outstanding as of December 1, 2008. Except as otherwise indicated, we believe that the beneficial owner of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

2 Cede & Co is the nominee name for The Depository Trust Company, and we have no information on the beneficial owners of our common stock.

Security ownership of management

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership[1]	(4) Percent of class [1]
Common Stock	Paul Chung 2020 No. 4 Road Richmond, BC	1,552,500 (2) Direct	5.36%
Common Stock	John Hiner 9443 Axlund Road Lynden WA 98624	1,537,500 (3) Direct	5.31%

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership[1]	(4) Percent of class [1]
Common Stock	John Hiner & Shirley Hiner 9443 Axlund Road Lynden WA 98624	150,000 Direct	0.52%
Common Stock	Andrew Stewart 3301-1009 Expo Blvd. Vancouver, BC	5,527,500 (4) Direct	19.09%
Common Stock	Talal Yassin 1325 Cammeray Rd W Vancouver BC V7S 2N2	5,527,500 (5) Direct	19.09%
	Directors & Officers as a group	14,295,000	49.37%

1 Based on 28,962,788 of common stock issued and outstanding as of December 1, 2008;

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended June 30, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

Corporate Governance

Board of Directors Independence

We currently act with four directors and two executive officers.

We have an audit committee and audit committee charter. Our audit committee is not independent as the term is used in Nasdaq Marketplace Rule 4200(a)(15), as amended and is presently comprised of Paul Chung and Andrew Stewart. A copy of our audit committee charter is attached to this Annual Report The Audit Committee represents the Board of Directors in discharging its responsibility relating to the accounting, reporting and financial practices of the Company and its subsidiaries, and has general responsibility for oversight of internal controls, accounting and audit activities and legal compliance of the Company and its subsidiaries. However, the Audit Committee’s function is one of oversight only and shall not relieve the Company’s management of its responsibilities for preparing financial statements which accurately and fairly present the Company’s financial results and conditions or the responsibilities of the independent accountants relating to the audit or review of financial statements.

Currently we do not have a member in our Board of Directors who is considered as a “audit committee financial expert” as defined in SEC Release No. 33-8177 SEC. II(A)(4)(c).

ITEM 13: EXHIBITS AND REPORTS

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Restated Articles of Incorporation (attached as an exhibit to our Registration Statement on Form SB-2 filed on June 7, 2001).
3.2	By-laws (attached as an exhibit to our Registration Statement on Form SB-2 filed on June 7, 2001).
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Specimen Stock Certificate (attached as an exhibit to our Registration Statement on Form SB-2 filed on June 7, 2001).
4.2	2003 Stock Option Plan (attached as an exhibit to our Registration Statement on Form S-8 filed on December 17, 2003).
(10)	Material Contracts
10.1	Option Agreement dated May 1, 2003 between Geocom Resources Inc. and TNR Resources Ltd. (attached as an exhibit to our Amended Current Report on Form 8-K/A, filed on May 5, 2003).
10.2	Option Agreement dated May 7, 2003 between Geocom Resources Inc. and TNR Resources Ltd. (attached as an exhibit to our Current Report on Form 8-K, filed on May 20, 2003).
10.3	Consulting Agreement dated January 19, 2004 with Gary Schellenberg (attached as an exhibit to our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.4	Consulting Agreement dated January 19, 2004 with Roberto Lara (attached as an exhibit to our Quarterly Report on Form 10-QSB, filed on February 20, 2004).
10.5	Form of Stock Option Agreement for January 21, 2004 grant of stock options (attached as an exhibit to our Annual Report on Form 10-KSB filed on October 14, 2004)
10.6	Form of Stock Option Agreement for July 26, 2004 grant of stock options (attached as an exhibit to our Annual Report on Form 10-KSB filed on October 14, 2004)
10.7	Form of Securities Purchase Agreement for October 2004 private placements (attached as an exhibit to our Registration Statement on Form SB-2 filed on December 1, 2004).
10.8

Option Agreement dated November 10, 2004 between Geocom Resources Inc. and TNR Resources Ltd. amending the terms of the Option Agreement dated May 7, 2003. (attached as an exhibit to our Annual Report on Form 10-KSB filed on October 6, 2006)

10.9	Consulting Agreement dated December 2, 2004 with Clyde Harrison (attached as an exhibit to our Current Report on Form 8-K filed on December 2, 2004)
10.10

Letter agreement dated March 14, 2005 between Geocom Resources Inc., Minera Geocom Resources-Chile Limitada and Robert Mitchell (attached as an exhibit to our Annual Report on Form 10-KSB filed on October 6, 2006)

10.11

Option Agreement dated October 26, 2005 between Geocom Resources Inc., TNR Resources Ltd., Compania Minera Solitario Argentina S.A. and Latin American Minerals Inc. amending the terms of the Option Agreement dated May 1, 2003. (attached as an exhibit to our Current Report on Form 8-K filed on December 7, 2005)

10.12	Form of Stock Option Amendment Agreement dated January 27, 2006 (attached as an exhibit to our Annual Report on Form 10-KSB filed on October 6, 2006)
10.13	Letter agreement dated March 16, 2006 between Geocom Resources Inc. and Kinross Gold Corp. (attached as an exhibit to our Current Report on Form 8-K, filed on May 21, 2006).
10.14	Form of Subscription Agreement for 2,483,176 units at a price of $0.17 per unit for total proceeds of $422,139.92 (attached as an exhibit to our Current Report on Form 8-K filed on August 28, 2006)

Exhibit Number	Description
10.15	Form of Subscription Agreement 2,263,000 units at a price of $0.17 per unit for total proceeds of $384,710.(attached as an exhibit to our Current Report on Form 8-K filed on January 10, 2007)
10.16	Form of Subscription Agreement with Pamela Fronek (attached as an exhibit to our Current Report on Form 8-K filed on January 31, 2007)
10.17	Form of Subscription Agreement with Humbolt Capital (attached as an exhibit to our Current Report on Form 8-K filed on December 11, 2007)
10.18	Form of Subscription Agreement with Alliance Capital (attached as an exhibit to our Current Report on Form 8-K filed on December 11, 2007)
(13)	Annual Report to Security Holders
13.1	Annual Report for the year ended December 31, 2006 (attached as an exhibit to our Annual Report on Form 10-KSB filed on October 6, 2006);
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (attached as an exhibit to our Annual Report on Form 10-KSB filed on October 14, 2004).
(16)	Letter on Change in Certifying Accountant
16.1	Letter from Davidson & Company (attached as an exhibit to our Current Report on Form 8-K filed on May 9, 2003 ).
16.2	Letter from Malone & Bailey, PLLC (attached as an exhibit to our Current Report on Form 8-K filed on September 17, 2004).
16.3	Letter from Lopez, Blevins, Bork & Associates, L.L.P (attached as an exhibit to our Current Report on Form 8-K filed on January 13, 2006)
16.4	Letter from Staley, Okada & Partners (attached as an exhibit to our Current Report on Form 8-K filed on May 17, 2007
16.5	Letter from Letter from PricewaterhouseCoopers LLP regarding change in certifying accountant. (attached as an exhibit to our Current Report on Form 8-K filed on November 28, 2008)
(21)	Subsidiaries
21.1	Minera Geocom Resources-Chile Limitada, a Chilean corporation.
21.2	Geocom Resources Inc., a Delaware corporation
(23)	Consents
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Maddox Ungar Silberstein, PLLC
31 & 32	Certifications
31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
99.1*	Audit Committee Charter

*attached herewith

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2008 and for fiscal year ended June 30, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2008	2007
Audit Fees	$ 7,500	$30,000
Audit Related Fees	15,000	-
Tax Fees	-	-
All Other Fees	-	-
Total	$22,500	$30,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

We incurred no other fees during the fiscal year ended June 30, 2008 and since inception for products and services rendered by our principal accountants other than those stated in this and other publicly posted reports (see www.sec.gov).

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
President, CEO and Director
Principal Executive Officer
Date: December 2, 2008.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John Hiner
John Hiner
President, CEO and Director
Principal Executive Officer
Date: December 2, 2008.

By: /s/ Paul Chung
Paul Chung
CFO, Secretary, Treasurer and Director
Principal Financial Officer and Principal Accounting Officer
Date: December 2, 2008.

By: /s/ Andrew Stewart
Andrew Stewart
Director
Date: December 2, 2008.

By: /s/ Talal Yassin
Talal Yassin
Director
Date: December 2, 2008.