Form 10-Q
period 2008-09-30
GEOCOM RESOURCES INC
filed 2008-12-04
CIK 1141787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to: _____________________

Commission File Number: 000-49621

GEOCOM RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0349734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

114 West Magnolia Street, Suite 413, Bellingham, Washington 98225
(Address of principal executive offices) (Zip code)

360.392.2898
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections
12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes [   ]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,962,788 shares of common stock issued and outstanding as at December 1, 2008.

- ii -

PART I - FINANCIAL INFORMATION

We are omitting Part I of this quarterly report on Form 10-Q pursuant to Rule 13a-13(c)(2) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

To the best of our knowledge, we are currently not a party to any legal or bankruptcy proceeding.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report on Form 10-Q in evaluating our company and our business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

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

At September 30, 2008 we had only $30,160.56 in cash and as at June 30, 2008, we had a working capital deficiency of $537,417, which is insufficient to continue with our projected exploration operations. We have no assets and significant liabilities. We require additional financing to continue our mineral exploration operations and there is no guarantee we will be able to raise any additional funds. As a result we may go out of business.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation. From inception through June 30, 2008, we suffered losses of $5,960,686 (unaudited). We anticipate that we will continue to incur operating expenses without revenues unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine. We had cash in the amount of $30,160.56 as at September 30, 2008, and a working capital deficit of approximately $537,417 at June 30, 2008. We estimate our average monthly operating expenses to be approximately $14,000, including exploration, general and administrative expense and investor relations expenses but our budget could increase in response to field conditions, drill results and other matters that cannot be currently anticipated. Cash on hand as of the date of this quarterly report on Form 10-Q is not sufficient to fund our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail. Recent upheavals in the financial markets worldwide could make it very difficult for our company to raise funds. If we cannot raise sufficient capital, coupled with our low current share price, our business will fail.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our consolidated financial statements for the year ended June 30, 2008, which are included with this quarterly report on Form 10-Q. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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
10.10

Letter agreement dated March 14, 2005 between Geocom Resources Inc., Minera Geocom Resources- Chile Limitada and Robert Mitchell (attached as an exhibit to our Annual Report on Form 10-KSB filed on October 6, 2006)

10.11

Option Agreement dated October 26, 2005 between Geocom Resources Inc., TNR Resources Ltd., Compania Minera Solitario Argentina S.A. and Latin American Minerals Inc. amending the terms of the Option Agreement dated May 1, 2003. (attached as an exhibit to our Current Report on Form 8-K filed on December 7, 2005)

10.12	Form of Stock Option Amendment Agreement dated January 27, 2006 (attached as an exhibit to our Annual Report on Form 10-KSB filed on October 6, 2006)
10.13	Letter agreement dated March 16, 2006 between Geocom Resources Inc. and Kinross Gold Corp. (attached as an exhibit to our Current Report on Form 8-K, filed on May 21, 2006).
10.14	Form of Subscription Agreement for 2,483,176 units at a price of $0.17 per unit for total proceeds of $422,139.92 (attached as an exhibit to our Current Report on Form 8-K filed on August 28, 2006)

Exhibit Number	Description
10.15	Form of Subscription Agreement 2,263,000 units at a price of $0.17 per unit for total proceeds of $384,710.(attached as an exhibit to our Current Report on Form 8-K filed on January 10, 2007)
10.16	Form of Subscription Agreement with Pamela Fronek (attached as an exhibit to our Current Report on Form 8-K filed on January 31, 2007)
10.17	Form of Subscription Agreement with Humbolt Capital (attached as an exhibit to our Current Report on Form 8-K filed on December 11, 2007)
10.18	Form of Subscription Agreement with Alliance Capital (attached as an exhibit to our Current Report on Form 8-K filed on December 11, 2007)
(13)	Annual Report to Security Holders
13.1	Annual Report for the year ended December 31, 2006 (attached as an exhibit to our Annual Report on Form 10-KSB filed on October 6, 2006);
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (attached as an exhibit to our Annual Report on Form 10-KSB filed on October 14, 2004).
(16)	Letter on Change in Certifying Accountant
16.1	Letter from Davidson & Company (attached as an exhibit to our Current Report on Form 8-K filed on May 9, 2003).
16.2	Letter from Malone & Bailey, PLLC (attached as an exhibit to our Current Report on Form 8-K filed on September 17, 2004).
16.3	Letter from Lopez, Blevins, Bork & Associates, L.L.P (attached as an exhibit to our Current Report on Form 8-K filed on January 13, 2006)
16.4	Letter from Staley, Okada & Partners (attached as an exhibit to our Current Report on Form 8-K filed on May 17, 2007
16.5	Letter from Letter from PricewaterhouseCoopers LLP regarding change in certifying accountant. (attached as an exhibit to our Current Report on Form 8-K filed on November 28, 2008)
(21)	Subsidiaries
21.1	Minera Geocom Resources-Chile Limitada, a Chilean corporation.
21.2	Geocom Resources Inc., a Delaware corporation
(23)	Consents
23.1	Consent of PricewaterhouseCoopers LLP (attached as an exhibit to our Annual Report on Form 10-KSB filed on December 3, 2008)
23.2	Consent of Maddox Ungar Silberstein, PLLC (attached as an exhibit to our Annual Report on Form 10-KSB filed on December 3, 2008)
31 & 32	Certifications
31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (attached as an exhibit to our Annual Report on Form 10-KSB filed on December 3, 2008)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOCOM RESOURCES INC.

By: /s/ John Hiner
John Hiner
President, CEO and Director
Principal Executive Officer
Date: December 2, 2008.

By: /s/ Paul Chung
Paul Chung
CFO, Secretary, Treasurer and Director
Principal Financial Officer and Principal Accounting Officer
Date: December 2, 2008.