Form 10-Q/A
period 2008-12-31
GEOCOM RESOURCES INC
filed 2009-03-13
CIK 1141787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

- ii –

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-QA constitutes an amendment to our quarterly report on Form 10-Q for the interim, which was originally filed with the Securities and Exchange Commission on February 23, 2009 and amended February 25, 2009.

This Amendment No. 2 is being filed solely to provide revised Section 302 Certifications, filed herewith as Exhibit 31, and revised Section 906 Certifications, filed herewith as Exhibit 32, in each case compliant with the requirements for Section 302 Certifications and Section 906 Certifications, respectively

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

1

PART II - OTHER INFORMATION

1

ITEM 1. LEGAL PROCEEDINGS.

1

ITEM 1A. RISK FACTORS

1

Risks Associated With Mining

1

Risks associated with our company

3

Risks Associated with our Common Stock

5

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

5

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

5

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

5

ITEM 5. OTHER INFORMATION

5

ITEM 6. EXHIBITS

6

SIGNATURES

8

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
Date: March 13, 2009

By:  /s/ Paul Chung

Paul Chung
CFO, Secretary, Treasurer and Director
Principal Financial Officer and Principal Accounting Officer
Date: March 13, 2009