Form 10-Q
period 2008-12-31
GEOCOM RESOURCES INC
filed 2009-05-21
CIK 1141787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 30, 2009

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,962,788 shares of common stock issued and outstanding as at May 20, 2009.

- ii –

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

Effective February 2, 2009 . Mrs. Talal Yassin and Andrew Stewart resigned as directors of our company.  In his resignation notice, Mr. Yassin explained that he was unable to continue to devote any time to our business due to his need to devote his full time and attention to other business matters.  Mr. Stewart stated in his notice that his career change required his full attention, and that he could no longer devote adequate time and attention to his responsibilities as director of our company.

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
Date: March13, 2009

By:

Paul Chung
CFO, Secretary, Treasurer and Director
Principal Financial Officer and Principal Accounting Officer
Date: March 13, 2009