Form 10-K
period 2009-06-30
GEOCOM RESOURCES INC
filed 2013-02-28
CIK 1141787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-49621

GEOCOM RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0349734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1440 Main Street, Lynden, WA	98264
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (360) 392-2898

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.00001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of February 27, 2013 was approximately $514,456 based upon 14,667,788 shares held by non-affiliates and a closing market price of $0.02 per share on December 31, 2009.

As of February 27, 2013, there were 28,962,788 shares of common stock issued and outstanding.

PART I

Forward Looking Statements.

This annual report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

•	the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;

•	risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;

•	risks related to the failure to successfully manage or achieve growth of a new business opportunity; and

•	other risks and uncertainties related to our business strategy.

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

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our" and "Geocom" mean Geocom Resources Inc., unless otherwise indicated.

ITEM 1.  BUSINESS

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

There is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit would constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled ‘Risk Factors’, beginning at page 6 of this annual report on Form 10-K, below, for additional information about the risks of mineral exploration.

Research and Development Activities and Costs

We have not incurred any research or development expenditures since our incorporation.

Employees

We currently have 0 employees.

ITEM 1A.  RISK FACTORS

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

At June 30, 2009 we had only $2,864 in cash and a working capital deficiency of $574,274, which is insufficient to continue with our projected exploration operations. We have no assets and significant liabilities. We require additional financing to continue our mineral exploration operations and there is no guarantee we will be able to raise any additional funds. As a result we may go out of business.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation. From inception through June 30, 2009, we suffered losses of $6,074,660. We anticipate that we will continue to incur operating expenses without revenues unless and until we are able to sell one or more of our resource properties or identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and build and operate a mine. We had cash in the amount of $2,864 and a working capital deficit of approximately $574,274 at June 30, 2009. We estimate our average monthly operating expenses to be approximately $5,000, including general and administrative expense, interest and investor relations expenses but our budget could increase in response to matters that cannot be currently anticipated. Cash on hand as of the date of this annual report on Form 10-K is not sufficient to fund our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail. Recent upheavals in the financial markets worldwide could make it very difficult for our company to raise funds. If we cannot raise sufficient capital, coupled with our low current share price, our business will fail.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our consolidated financial statements for the year ended June 30, 2009, which are included with this annual report. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

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

Our common stock is quoted on the over-the-counter market operated by the OTC Markets Group Inc. Trading in stock quoted on the Pink Sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to our company or our operating performance. Moreover, the Pink Sheets is not a stock exchange, and trading of securities on the Pink Sheets is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like AMEX. Accordingly, shareholders may have difficulty reselling any of our shares.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Executive Offices

At present, we do not own any property.  We currently maintain our corporate office at 1440 Main Street, Lynden, WA, 98264.

ITEM 3.  LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our Company.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our Common Stock is traded on the over-the-counter market and quoted on the OTCBB under the symbol “GOCM” As of June 30, 2009, the closing price for our Common Stock as reported on the OTCBB was unavailable as our Common Stock has not traded.

The high and the low bid prices for our Common Stock is based on inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

The table below sets forth the range of high and low bid information for our Common Shares as quoted on the OTCBB for each of the quarters during the fiscal year ended June 30, 2009:

For the Quarter ended	High	Low
September 30, 2007	$0.35	$0.18
December 31, 2007	$0.27	$0.14
March 31, 2008	$0.21	$0.14
June 30, 2008	$0.19	$0.07
September 30, 2008	$0.15	$0.05
December 31, 2008	$0.09	$0.01
March 31, 2009	$0.03	$0.01
June 30, 2009	$0.02	$0.01

Holders of our Common Stock

On February 27, 2013 the shareholders’ list of our common stock showed 93 registered shareholder and 28,962,788 shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock.  Our future dividend policy will be determined from time to time by our board of directors.

Transfer Agent

Our transfer agent is Nevada Agency and Transfer Company, whose address is 50 W Liberty St., Reno, NV, 89501 and their telephone number is (775) 322-0626.

Securities Authorized for Issuance under Equity Compensation Plans

As of June 30, 2009, we had not adopted an equity compensation plan and had not granted any stock options.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2009 we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended June 30, 2009, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Stock or other securities.

ITEM 6.  SELECTED FINANCIAL DATA.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year.  The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts.  Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances.  However, actual results may differ from the estimates.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary was the Chilean peso.  Monetary assets and liabilities in foreign operations are translated to U.S. dollars using rates of exchange in effect at the end of the reporting period.  Income and expense accounts are translated into U.S. dollars using average rates of exchange for the period.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on account, demand deposits, and short-term instruments with maturities of three months or less.

Equipment

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

Stock-Based Compensation

The Company adopted SFAS 123R (ASC 718) prospectively commencing in the third quarter of the fiscal year ending June 30, 2006 and has recorded, as an expense in each quarter beginning after December 15, 2005, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R (ASC 718).  The Company estimates the fair value of its stock option grants using the Black-Scholes Option-Pricing Model.

Mineral Properties

We have interests in one project located in Alaska.  These are as follows:

Iliamna Project, Alaska, USA

Property and Claims

The Iliamna project is comprised of two blocks of mining claims identified as the “D” and “H” claims covering approximately 31,340 acres (12,683 hectares) located in the Kuskokwin district of Western Alaska. The “H” Block consists of the HF-1 through HF-63 federal lode mining claims (20 acres each), and the HSS-1 through HSS-93, HYSS-1 through 8 State of Alaska full quarter section mining claims.  The “D” Block consists of the DS-1 through DS-24 and DSS-1 through DSS-64 State of Alaska full quarter section mining claims. The federal lode claims are maintained by making annual payments to the federal Bureau of Land Management of $125 per claim.  The State of Alaska claims are maintained by making annual payments in amounts dependent upon when the claims were staked, to the Department of Natural Resources, Division of Mining, Land and Water, State of Alaska.  In our case, the annual rental fee for all our State of Alaska claims is $220.  In addition, we must conduct $400 labor on each claim annually.

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

On December 9, 2004, we amended our agreement with TNR Gold and BHP to provide that both we and TNR Gold can farm-in to interests in the “D” and “H claims separately, with each claim block having independent work obligations.  We and TNR Gold also agreed to inform BHP Minerals International whether we and TNR Gold would commit to drill two drill holes of not less than 250 meters each on the “D” claims. If we elected not to drill these two holes, our option to earn an interest in the “D” claims would terminate; however, such a negative election would not affect our rights to earn an interest in the “H” claims. We also agreed to drill no less than three 250-meter holes on the “H” claims on or before December 31, 2005.

As of December 31, 2006 the required work and expenditures were completed at the D Claims, and a report of activities was prepared and delivered to the partners on December 10, 2006.  Our equity interest in both the D and the H Claims has now vested.  A formal venture agreement is under preparation for both the D Claims and the H Claims projects.

We planned to again drill in the “D” claims in our 2005 drilling program; however, there was no work completed on the property in 2005 due to permit delays, inclement weather and equipment constraints.  We commenced drilling in the “D” claims early in 2006.  We drilled two 250 meter core holes to test a large geophysical anomaly underlying the “D” claims.  A further two holes were drilled on the D claims in June, 2006.  The cost of the program was approximately $350,000.  This project was completed in June 2006.  Subsequent results and final report indicated no substantial accumulations of potentially economic metals.  Initial analysis suggests that geophysical anomalies at the D claims were reflective of pyrite in metasedimentary rocks. As of June 30, 2009, we have spent a total of $1,346,227 on the Iliamna project.

We have now completed our obligations as per the option agreement on the Iliamna project and have earned a 52.5% interest in each of the “H” block mining claims and a 37.5% interest in the D claims located in Iliamna, Alaska.  No work was completed on the H claims blocks, and work was either carried forward from previous expenditures or payment in lieu of work was made to retain the claims.

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

The applicable rental fees required by Alaskan mining regulations have been paid for the staking of the property, which extends the Iliamna claims until November 30, 2013. The annual state rentals for the Alaska State mining claims are $100 per 160 acre quarter section or $25 per 40 acre quarter-quarter section and annual rental payments are due on November 30th of each year.  We are current in payment of any rentals due to the State of Alaska.  Annual assessment work of $400 per 160 acre quarter section or $100 per 40 acre quarter-quarter section must also be performed by us in order to keep the claims in good standing, or a total of approximately $76,800 must be spent in labor costs or paid in lieu to maintain the claims in good standing.  The claims are in good standing, as all applicable payments have been made.

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

Plan of Operation

We intend to cease our exploration activities in Alaska until such time we have sufficient financing to continue with such activities. Our personnel are continuously evaluating new opportunities that become available via network contracts, on ground exploration, or via submittal from independent sources. We anticipate we will require $15,000 for the 12 months ending June 30, 2010.

Off Balance Sheet Transactions

We have had no off balance sheet transactions.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations

Revenues

We had no revenues for the period from inception to June 30, 2009.

Expenses

Our expenses for the twelve month period ended June 30, 2009 and 2008 were $113,974 and $614,806, respectively.  During the period from inception to June 30, 2012, we incurred expenses of $6,074,660.  These expenses were comprised primarily of exploration, interest, various writedowns and general and administrative expenses.

Net Income (Loss)

Our net losses for the twelve-month periods ended June 30, 2009 and 2008 were $113,974 and $614,806, respectively.  During the period from inception to June 30, 2009, we incurred a net loss of $6,074,660.  This loss consisted of exploration, interest, various writedowns and general and administrative expenses.  Since inception, we have sold 28,962,788 shares of common stock.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2009 reflects assets of $25,739, of which $2,864 are in the form of cash.  Since inception, we have sold 28,962,788 shares of common stock with gross proceeds of $5,545,496.  However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future.  We require additional capital, and we may have to issue debt or equity or enter into a strategic arrangement with a third party to obtain such capital.  There can be no assurance that additional capital will be available to us.  We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

Going Concern Consideration

Management is open to new business opportunities which may prove more profitable to the shareholders of Geocom.  In the past, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.  Further, we believe that our company may have difficulties raising capital unless we locate a prospective new business opportunity through which we can pursue a new plan of operation. If we are unable to secure adequate capital to implement our current business plan or to continue our efforts to acquire a new business opportunity, our business may fail and our stockholders may lose some or all of their investment.

Should our original business plan fail, we anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GEOCOM RESOURCES INC.
(An Exploration Stage Company)
FINANCIAL STATEMENTS
June 30, 2009

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Geocom Resources Inc.
Bellingham, Washington

We have audited the accompanying consolidated balance sheets of Geocom Resources Inc., an exploration stage company  (“the Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from June 19, 2000 (Date of Inception) through June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Geocom Resources Inc. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and from June 19, 2000 (Date of Inception) through June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
February 26, 2013

Geocom Resources Inc.
(An Exploration Stage Company)
Balance Sheets
As of June 30, 2009 and 2008

1. ASSETS	June 30, 2009	June 30, 2008
Current Assets
Cash and cash equivalents	$2,864	$111,550
Exploration advances receivable	-	24,729
Marketable securities	16,875	26,478
Prepaid expenses and advances	6,000	17,739
Total Current Assets	25,739	180,496

Equipment	-	11,720
Total Assets	$25,739	$192,216

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$179,030	$254,375
Accounts payable - related parties	207,290	310,041
Promissory notes payable	45,696	-
Promissory notes payable – related parties	53,668	49,168
Convertible note payable	114,329	104,329
Total Liabilities	600,013	717,913

Stockholders’ Deficit
Capital Stock
Common stock
Authorized: 100,000,000 with $0.00001 par value
Issued and outstanding: 28,962,788	290	290
Additional paid-in capital	5,545,206	5,470,206
Deficit accumulated during the exploration stage	(6,074,660)	(5,960,686)
Accumulated other comprehensive loss	(45,110)	(35,507)
Total Stockholders’ Deficit	(574,274)	(525,697)
Total Liabilities and Stockholders’ Deficit	$25,739	$192,216

- See Accompanying Notes -

Geocom Resources Inc. (An Exploration Stage Company)
Statements of Operations and Other Comprehensive Loss
For the years ended June 30, 2009 and 2008
For the period from Inception to June 30, 2009

	For the year ended June 30, 2009	For the year ended June 30, 2008	For the period from Inception to June 30, 2009

Revenues	$-	$-	$-

Operating Expenses
Mineral exploration expenditures	-	230,487	3,299,301
Oil and gas activities	-	-	42,060
Other general and administrative	57,104	352,819	2,511,314
Total Operating Expenses	57,104	583,306	5,852,675

Loss from Operations	(57,104)	(583,306)	(5,852,675)

Other Income (Expenses)
Write-down of marketable securities	-	-	(3,375)
Impairment of mineral properties	-	(31,500)	(31,500)
Loss on sale of subsidiary	(89,662)	-	(89,662)
Forgiveness of debt	50,000	-	50,000
Interest expense	(17,208)	-	(147,448)
Total Other Income (Expenses)	(56,870)	(31,500)	(221,985)

Loss before provision for income taxes	(113,974)	(614,806)	(6,074,660)

Provision for income taxes	-	-	-

Net Loss	$(113,974)	$(614,806)	$(6,074,660)

Other Comprehensive Loss
Foreign currency translation	-	(1,455)	-
Unrealized losses on marketable securities	(9,603)	(42,710)	(45,110)
Other Comprehensive Loss for the Period	$(9,603)	$(44,165)	$(45,110)

Loss Per Share
Basic and Diluted	$(0.00)	$(0.02)

Weighted-Average Shares Outstanding:
Basic and Diluted	28,962,788	28,120,274

- See Accompanying Notes -

Geocom Resources Inc. (An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the period from Inception to June 30, 2009

	Common Stock		Additional Paid-in	Deficit Accumulated During the Exploration	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Par Value	Capital	Stage	Income	(Deficit)
Opening Balance	-	$-	$-	$-	$-	$-
Shares issued for cash	10,000,000	100	2,400	-	-	2,500
Shares issued for cash	10,000,000	100	274,900	-	-	275,000
Loss for the year	-	-	-	(376,148)	-	(376,148)
Balance June 30, 2001	20,000,000	200	277,300	(376,148)	-	(98,648)
Shares issued for cash	8,000,000	80	199,920	-	-	200,000
Loss for the year	-	-	-	(125,429)	-	(125,429)
Balance June 30, 2002	28,000,000	280	477,220	(501,577)	-	(24,077)
Shares returned to treasury	(11,500,000)	(115)	115	-	-	-
Conversion of convertible notes	-	-	55,556	-	-	55,556
Loss for the year	-	-	-	(168,528)	-	(168,528)
Balance June 30, 2003	16,500,000	165	532,891	(670,105)	-	(137,049)
Shares issued for cash	365,854	4	749,996	-	-	750,000
Shares issued with debt conversion	493,678	5	513,420	-	-	513,425
Stock-based compensation	-	-	62,676	-	-	62,676
Loss for the year	-	-	-	(1,082,369)	-	(1,082,369)
Balance June 30, 2004	17,359,532	174	1,858,983	(1,752,474)	-	106,683
Shares issued for cash	3,583,143	35	1,490,020	-	-	1,490,055
Stock-based compensation	-	-	182,746	-	-	182,746
Foreign currency translation	-	-	-	-	1,078	1,078
Loss for the year	-	-	-	(1,582,546)	-	(1,582,546)
Balance June 30, 2005	20,942,675	209	3,531,749	(3,335,020)	1,078	198,016
Shares issued for cash	1,164,643	12	237,541	-	-	237,553
Shares issued for property	150,000	2	31,498		-	31,500
Stock-based compensation	-	-	454,835	-	-	454,835
Foreign currency translation	-	-	-	-	(1,173)	(1,173)
Loss for the year	-	-	-	(1,191,880)	-	(1,191,880)
Balance June 30, 2006	22,257,318	223	4,255,623	(4,526,900)	(95)	(271,149)
Shares issued for cash	4,880,176	48	829,582	-	-	829,630
Shares issued for finders’ fees	55,294	1	9,399	-	-	9,400
Share issuance costs	-	-	(58,727)	-	-	(58,727)
Stock-based compensation	-	-	109,151	-	-	109,151
Foreign currency translation	-	-	-	-	1,550	1,550
Unrealized gains on marketable securities	-	-	-	-	7,203	7,203
Loss for the year	-	-	-	(818,980)	-	(818,980)
Balance June 30, 2007	27,192,788	272	5,145,028	(5,345,880)	8,658	(191,922)
Shares issued for cash	1,770,000	18	354,982	-	-	355,000
Stock-based compensation	-	-	33,196	-	-	33,196
Damages on private placement	-	-	(63,000)	-	-	(63,000)
Foreign currency translation	-	-	-	-	(1,455)	(1,455)
Unrealized gains on marketable securities	-	-	-	-	(42,710)	(42,710)
Loss for the year	-	-	-	(614,806)	-	(614,806)
Balance June 30, 2008	28,962,788	290	5,470,206	(5,960,686)	(35,507)	(525,697)
Unrealized gains on marketable securities	-	-	-	-	(9,603)	(9,603)
Forgiveness of shareholder debt	-	-	75,000	-	-	75,000
Loss for the year	-	-	-	(113,974)	-	(113,974)
Balance June 30, 2009	28,962,788	$290	$5,545,206	$(6,074,660)	$(45,110)	$(574,274)

- See Accompanying Notes -

Geocom Resources Inc. (An Exploration Stage Company)
Statements of Cash Flows
For the years ended June 30, 2009 and 2008
For the period from Inception to June 30, 2009

	For the year ended June 30, 2009	For the year ended June 30, 2008	For the period from Inception to June 30, 2009
Cash Flows from Operating Activities
Loss for the period	$(113,974)	$(614,806)	$(6,074,660)
Adjustments to reconcile loss to net cash used in operating activities:
Amortization of discount on notes payable	-	-	55,556
Depreciation	-	2,916	13,705
Shares received for properties	-	(49,440)	(65,360)
Write-down of marketable securities	-	-	3,375
Write-down of mineral properties	-	31,500	31,500
Loss on the sale of subsidiary	89,662	-	89,662
Forgiveness of debt	(50,000)	-	(50,000)
Common shares issued for services	-	-	275,000
Common shares issued for interest expense	-	-	13,425
Stock-based compensation	-	33,196	842,603
Changes in assets and liabilities:
Exploration advances receivable	-	(24,729)	(24,729)
Prepaid expenses	(6,000)	13,413	(23,739)
Accounts payable and accrued liabilities	(17,831)	71,399	546,585
Accounts payable – related parties	(27,751)	106,533	(27,751)
Interest on notes payable	17,208	-	17,208
Exploration advances payable	-	-	-
Net Cash Used in Operating Activities	(108,686)	(430,018)	(4,377,620)

Cash Flows from Investing Activities
Purchase (disposal) of property and equipment	-	(970)	(25,425)
Net Cash Used in Investing Activities	-	(970)	(25,425)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	500,000
Proceeds from convertible notes payable	-	104,329	104,329
Proceeds from notes payable – related parties	-	49,168	302,954
Repayment of notes payable – related parties	-	-	(253,786)
Proceeds from advances – related parties	-	-	118,982
Repayment of advances – related parties	-	-	(118,982)
Issuance of common stock, net of share issuance costs	-	292,000	3,752,412
Net Cash Provided by Financing Activities	-	445,497	4,405,909

Exchange rate effect on cash	-	(1,455)	-

Net Change in Cash and Cash Equivalents	(108,686)	13,054	2,864
Cash – Beginning of period	111,550	98,496	-
Cash – End of period	$2,864	$111,550	$2,864
Supplemental Cash Flow Information
Interest paid	$-	$-	$61,259
Income taxes paid	$-	$-	$-
Summary of Non-Cash Investing and Financing Transactions
Shares issued for mineral properties	$-	$-	$31,500
Shares received for mineral properties	$-	$7,795	$65,360
Shares issued for finders’ fees – equity financings	$-	$9,400	$9,400
Shares issued on conversion of notes payable	$-	$-	$500,000
Accounts payable and accrued liabilities converted to promissory note payable	$42,988	$-	$42,988
Shareholder debt forgiveness classified as contributed capital	$75,000	$-	$75,000

- See Accompanying Notes -

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Financial Statements
June 30, 2009 and 2008

1.	Summary of Significant Accounting Policies

Geocom Resources Inc. (“Geocom”) was incorporated on June 19, 2000 under the laws of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada.  Geocom was engaged in the exploration of certain oil and natural gas interests in the state of California.  In April 2003, Geocom made a strategic decision to focus and pursue opportunities in the mineral resource exploration and development sector in the state of Alaska.  The Company is in the exploration stage.  These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

Principles of Consolidation
The consolidated financial statements include the accounts of its wholly owned subsidiary, Minera Geocom Resources-Chile Limitada (“MGRC”).  All significant inter-company transactions and balances have been eliminated.  On August 2, 2008, the Company sold the subsidiary for nominal consideration.

Foreign Currency Translation
The functional currency of the Company’s foreign subsidiary was the Chilean peso.  Monetary assets and liabilities in foreign operations are translated to U.S. dollars using rates of exchange in effect at the end of the reporting period.  Income and expense accounts are translated into U.S. dollars using average rates of exchange for the period.

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

Cash and Cash Equivalents
Cash and cash equivalents includes cash on account, demand deposits, and short-term instruments with maturities of three months or less.

Equipment
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

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Financial Statements
June 30, 2009 and 2008

1.	Summary of Significant Accounting Policies - Continued

As the Company sold its operations in Chile, the Company no longer has equipment on the balance sheet.

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

Stock-Based Compensation
The Company adopted ASC 718 prospectively commencing in the third quarter of the fiscal year ending June 30, 2006 and has recorded, as an expense in each quarter beginning after December 15, 2005, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of ASC 718.  The Company estimates the fair value of its stock option grants using the Black-Scholes Option-Pricing Model.

2.	Recent Accounting Pronouncements

In March 2006, the FASB issued ASC 860, Accounting for Servicing of Financial Assets, which amends ASC 405, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities with respect to accounting for separately recognized servicing assets and servicing liabilities. The Company adopted this statement effective July 1, 2007 and management has determined that there has been no material impact on the Company’s financial statements since its adoption.

In June 2006, the FASB issued Accounting for Uncertain Tax Positions – an Interpretation of ASC 740, which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company’s tax returns.  ASC 740 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits.  The Company adopted this statement effective July 1, 2007 and management has determined that there has been no material impact on the Company’s financial statements since its adoption.

In September 2006, the FASB issued ASC 820, Fair Value Measurements, which defines fair values, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about fair value measurements. This statement applies when other accounting pronouncements require or permit fair value measurements. ASC 820 was adopted July 1, 2008 as required by the statement.  Management is currently assessing the impact on the Company’s financial statements.

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Financial Statements
June 30, 2009 and 2008

2.	Recent Accounting Pronouncements - Continued

In September 2006, the FASB issued ASC 715, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position (paragraphs 5, 6, and 9) is effective for fiscal years ending after December 15, 2008.

In February 2007, the FASB issued ASC 825, Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value, effective for years beginning after November 15, 2007.

In December 2007, the FASB issued ASC 805, “Business Combinations” (“ASC 805”). ASC 805 provides new guidance on accounting for business combinations which includes the fundamental principle of recording the acquired business at fair value. In addition, this statement requires extensive disclosures about the acquisition’s quantitative and qualitative effects including validation of the fair value of goodwill. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (July 1, 2009 for the Company). Earlier application is prohibited.

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. Management evaluated subsequent events through the date that such financial statements were issued.

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105-10). ASC 105-10 establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105-10 was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years.  The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

3.	Exploration Properties

Geocom entered into an option agreement dated November 29, 2005 with Latin American Minerals Inc. (“Latin American”) in respect to the company’s La Carolina project, located in Argentina. TNR Gold Corp. (“TNR) is also a party to the agreement as is its wholly owned subsidiary, Compania Minera Solitario Argentina S.A. (“Solitario”) which currently holds title to the property. The Company’s chief financial officer is a director of TNR.  The option agreement requires Latin American to pay a total of $125,000 and issue a total of 125,000 shares to Geocom and TNR, as to equal parts, over a period of four years. The Company has received $62,500 and 112,500 shares (fair value $16,875) to June 30, 2009. Pursuant to the option agreement, Latin American has the right to earn an undivided 75% interest in the property by making the cash and share payments and by incurring a total of $1,000,000 in exploration expenditures on the property over a period of five years. As of June 30, 2009, Latin American had earned their 75% interest in the property and Geocom has retained its 12.5% interest in the property.

Geocom acquired its option to earn a 75% working interest in the La Carolina property from TNR in 2003. To vest its interest in the property, the Company was required to make a total of $2,000,000 in exploration expenditures as well as issue shares to TNR. Geocom spent a total of $616,676 on the property. To facilitate the option agreement with Latin American, TNR and Geocom mutually agreed to renegotiate the terms of the La Carolina option agreement such that:  Geocom has fully vested its interest in the project; Geocom reduces its vested interest from the originally contemplated 75% to 50%, effective November 29, 2005; Geocom issued 150,000 shares to Solitario; and TNR agrees that such issuance is compensation to TNR and Solitario for its agreement. In addition, the Company and TNR agree to manage the project via management committee and acceptable budgets, subject to the option agreement held by Latin American.  Although Geocom retains its interest in the property but during the year-ended June 30, 2008, the Company determined that the value of the interest had been impaired and the value of the property has been written down to $0.

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

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Financial Statements
June 30, 2009 and 2008

4.	Marketable Securities

The Company holds 112,500 shares of Latin American Minerals Inc. (Note 4), the fair value of which is $16,875 as at June 30, 2009 (June 30, 2008 - $26,478).  In accordance with ASC 320, the Company has classified these securities as Available for Sale and records unrealized gains and losses as other comprehensive income.

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

6.	Stock Options

Geocom has adopted a stock option plan under which 1,700,000 shares of the Company’s common stock have been reserved for issuance.  The plan provides for vesting provisions of 20% on the date of grant, and 20% every six months thereafter.  The maximum term of any grant is 10 years.

Option activity for the years ended June 30 is as follows:

	2009		2008
	Options	Weighted-average exercise price	Options	Weighted-average exercise price
Balance – beginning of year	455,000	$0.26	1,230,000	$0.26
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(290,000)	$0.25	(775,000)	$0.25
Balance – end of year	165,000	$0.35	455,000	$0.29
Exercisable at end of year	165,000	$0.35	414,000	$0.28

Information about options outstanding at June 30, 2009 is as follows:

Exercise Price	Options	Weighted-average remaining life in years	Exercisable	Expiry
$0.35	125,000	0.34	125,000	November 1, 2009
$0.35	40,000	0.51	40,000	January 2, 2010
	165,000	0.38	165,000

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

8.	Stock Warrants

Warrant activity for the years ended June 30 is as follows:

	2009		2008
	Warrants	Weighted-average exercise price	Warrants	Weighted-average exercise price
Balance – beginning of year	7,046,994	$0.50	4,955,470	$0.50
Granted	-	-	2,111,524	$0.30
Exercised	-	-	(20,000)	$0.25
Expired	(7,046,994)	-		-
Balance – end of year	-	-	7,046,994	$0.44
Exercisable at end of year	-	-	7,046,994	$0.44

At June 30, 2009, all stock purchase warrants had expired.

9.	Equipment

Geocom’s fixed assets consist of computer equipment, office furniture, and exploration equipment.  The fixed assets are depreciated using the straight-line method with useful lives ranging from 3-5 years.  Details are as follows:

	Cost	Accumulated Amortization	2009 Net Book Value	2008 Net Book Value
Exploration equipment	$-	$-	$-	$11,720

As Geocom sold its Chilean subsidiary, all equipment has been disposed of for nominal consideration.

10.	Promissory Note

On November 12, 2008, the Company signed a promissory note with a face value of $42,988.  The note bears 10% interest and is due on demand. Accrued interest was $2,708 as of June 30, 2009.

11.	Promissory Notes Payable – Related Parties

On July 12, 2007, the Company signed a promissory note with a face value of $20,000.  The note bears interest at 10% per annum and is due on demand.  As of June 30, 2009, interest accrued on the note is $3,874.

On July 31, 2007, the Company signed a promissory note with a face value of $25,000.  The note bears interest at 10% per annum is due on demand.  As of June 30, 2009, interest accrued on the note is $4,794.

Geocom Resources Inc. (An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

12.	Convertible Note Payable

On January 24, 2008, the Company signed a convertible promissory note with a face value of $100,000.  The note bears interest at 10% per annum, is due on demand, and provides the lender with the option to convert all or part of the principal and accrued interest into shares of the Company at a conversion price of $0.15.  Interest accrued on this loan to June 30, 2009 totals $14,329.

13.  Income Taxes

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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at June 30 are as follows:

	2009	2008
Deferred tax asset attributable to:
Net operating losses carried forward	$1,712,000	$1,680,000
Valuation allowance	(1,712,000)	(1,680,000)
Total net deferred tax asset	$-	$-

Geocom follows ASC 740, “Accounting for Income Taxes.” ASC 740 requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management has determined that a valuation allowance of $1,712,000 at June 30, 2009 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

At June 30, 2009 Geocom had net operating loss carry-forwards amounting to approximately $4,600,000 for U.S. tax purposes that expire in various amounts beginning in 2020.

14.  Subsequent Events

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2009 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of June 30, 2009, our principal executive officer and principal financial officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, he concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our principal executive officer and principal financial officer considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the audit of our financial statements as of June 30, 2009.

Our principal executive officer and principal financial officer believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, our principal executive officer and principal financial officer believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We intend to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

Our officers and directors and their ages and positions are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
John Hiner	President, CEO and Director	59	April 4, 2003
Paul Chung	CFO, Secretary, Treasurer and Director	51	May 20, 2003

John Hiner

Mr. Hiner became our President, CEO and a Director on April 4, 2003.

Mr. Hiner has been involved in the mining industry for over 30 years. From 2000 to 2003 Mr. Hiner operated JEHCORP Inc., a consulting firm to the mining industry. Prior to this, Mr. Hiner was the Vice President of Champion Resources. Mr. Hiner has also been an officer and director of various other public and private companies.

Mr. Hiner holds a B.Sc. in geology from San Diego State University awarded in 1972, and a M.S. in geology from the Mackay School of Mines, University of Nevada-Reno, awarded in 1978 awarded in 1978.

Paul Chung

Mr. Chung became our CFO, Secretary Treasurer, and a Director on May 20, 2003.  Since 1994, Mr Chung has acted as a director of TNR Gold Corp. (TRR:TSX-V), a gold exploration company with properties in Argentina, Canada and the USA.  Mr. Chung has acted as an officer and director of various other public companies. Mr. Chung holds a B.Sc. in geology from the University of British Columbia awarded in 1981, and a Masters in Business Administration from Athabasca University, Alberta, awarded in 2002.

Term of Office

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified.  The Company’s Bylaws provide that the Board of Directors will consist of not less than one member.  Officers are elected by and serve at the discretion of the Board of Directors.

Director Independence

At our fiscal year end on June 30, 2009 and as of the date this report was filed, our board of directors is currently composed of two members, each of whom do not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Significant Employees and Consultants

Other than our officers and directors, we currently have no other significant employees

Committees of the Board of Directors

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors.  The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee.  The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees.  Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Code of Ethics

We currently do not have a Code of Ethics. The Company has not adopted a code of ethics because it does not yet have significant operations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended June 30, 2009, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons during the fiscal period ended June 30, 2009 are set out in the summary compensation table below:

•	Our President (principal executive officer, principal financial officer and principal accounting officer);
•
each of our three most highly compensated executive officers, other than the principal executive officer and the principal financial officer, who were serving as executive officers at the end of the fiscal year ended June 30, 2009; and

•
up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended June 30, 2009;

(collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
John Hiner President & CEO	2009 2008 2007	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$ Nil $ Nil $ Nil
Paul Chung CFO, Secretary and Treasurer	2009 2008 2007	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$ Nil $ Nil $ Nil

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John Hiner President & CEO	-	-	-	-	-	-	-	-	-

Paul Chung CFO, Secretary and Treasurer	-	-	-	-	-	-	-	-	-

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

We have not entered into employment and/or consultant agreements with our Directors and officers.

Director Compensation

The following table sets forth director compensation as of June 30, 2009:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash($)	Awards($)	Awards($)	Compensation($)	Earnings($)	Compensation($)	Total($)
John Hiner President & CEO	-	-	-	-	-	-	-

Paul Chung CFO, Secretary and Treasurer	-	-	-	-	-	-	-

Compensation of Directors

▪
All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.  From time to time we may engage certain members of the board of directors to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended June 30, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth the number and percentage of shares of our common stock owned as of our fiscal year end on June 30, 2009 and as of February 27, 2013, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner(²)	Amount and Nature of Beneficial Ownership	Percentage of Class(¹)

Common Stock	Paul Chung	1,552,500	5.36%
Common Stock	John Hiner	1,537,500	5.31%
Common Stock	John Hiner and Shirley Hiner	150,000	0.52%

Changes in Control

There are no existing arrangements that may result in a change in control of the Company.

Securities authorized for issuance under equity compensation plans.

The following table sets forth information regarding our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	-

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;

•	Any person proposed as a nominee for election as a director;

•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•	Any member of the immediate family of any of the foregoing persons.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For audit services related to the year ended June 30, 2009, Silberstein Ungar, PLLC billed us for $14,000 in audit fees.

Review Fees

We did not pay any fees to Silberstein Ungar, PLLC for review fees during our fiscal year ended June 30, 2009.

Tax and All Other Fees

We did not pay any fees to Silberstein Ungar, PLLC for tax compliance, tax advice, tax planning or other work during our fiscal year ended June 30, 2009.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Moore and Associates, Chartered and the estimated fees related to these services.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

GEOCOM RESOURCES INC.

Date: February 28, 2013	By:	/s/ John Hiner
John Hiner
President, CEO and Director
Principal Executive Officer

Date: February 28, 2013	By:	/s/ Paul Chung
Paul Chung
CFO, Secretary, Treasurer and Director
Principal Financial Officer and Principal Accounting Officer